Form 10-Q
period 1995-06-30
MAXCO INC
filed 1995-08-10
CIK 78966

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED JUNE 30, 1995


                         Commission File Number 0-2762


                                  MAXCO, INC.
             (Exact Name of Registrant as Specified in its Charter)


             Michigan                                         38-1792842
   (State or other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                       Identification Number)


        1118 Centennial Way
          Lansing, Michigan                                      48917
(Address of principal executive offices)                      (Zip Code)


       Registrant's Telephone Number, including area code: (517) 321-3130


Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.

                            Yes     X           No
                                 -------            -------

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


                       Class                               Outstanding at June 30, 1995
                       -----                               ----------------------------
                    Common Stock                                 4,274,452 shares

                                     PART I

                             FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEETS
                          MAXCO, INC. AND SUBSIDIARIES


                                                                           June 30,                  March 31,
                                                                             1995                      1995
                                                                             ----                      ----
                                                                          (Unaudited)
                                                                                       (In thousands)
ASSETS


CURRENT ASSETS:
    Cash and cash equivalents                                                $  2,205                  $  3,029
    Marketable securities - current--Note D                                       785                     2,294
    Accounts receivable, less allowance
      of $594,000 ($548,000 at March 31, 1995)                                 27,430                    21,899
    Inventories--Note B                                                        24,022                    19,581
    Prepaid expenses and other                                                    446                       116
                                                                             --------                  --------
           TOTAL CURRENT ASSETS                                                54,888                    46,919

MARKETABLE SECURITIES - LONG TERM--Note D                                      17,303                     4,552

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                          865                       831
    Buildings and improvements                                                  8,685                     8,419
    Machinery, equipment and fixtures                                          19,373                    17,920
                                                                             --------                  --------
                                                                               28,923                    27,170
    Allowances for depreciation (deduct)                                      (12,416)                  (11,825)
                                                                             --------                  --------
                                                                               16,507                    15,345


OTHER ASSETS:
    Investment in Medar, Inc.                                                                             7,396
    Notes and contracts receivable and other                                    1,265                     1,275
    Intangibles                                                                13,967                    10,090
                                                                             --------                  --------
                                                                               15,232                    18,761
                                                                             --------                  --------


                                                                             $103,930                  $ 85,577
                                                                             ========                  ========

                                                                            June 30,                 March 31,
                                                                              1995                     1995
                                                                              ----                     ----
                                                                           (Unaudited)
                                                                                        (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                                                            $    236                  $   236
    Accounts payable                                                           19,851                   16,240
    Employee compensation                                                       2,348                    2,629
    Taxes, interest and other liabilities                                       1,749                    1,307
    Current maturities of long-term obligations                                 3,489                    2,594
                                                                             --------                  -------
           TOTAL CURRENT LIABILITIES                                           27,673                   23,006

LONG-TERM OBLIGATIONS, less current maturities                                 29,588                   24,879

DEFERRED INCOME TAXES                                                           8,391                    5,515

INTERESTS OF MINORITY HOLDERS IN SUBSIDIARY                                     9,750                    9,445

STOCKHOLDERS' EQUITY:
  Preferred stock:
    Series Two: 12% cumulative redeemable, convertible,
      $50 par value; 18,000 shares issued                                         900                      900
    Series Three: 10% cumulative redeemable,
      $60 face value; 16,219 shares issued                                        755                      755
  Common stock, $1 par value, 10,000,000
    shares authorized, 4,274,452 shares issued
    (4,289,652 shares at March 31, 1995)                                        4,274                    4,290
  Additional paid-in capital                                                    1,052                    1,190
  Net unrealized gain (loss) on marketable securities                           5,585                      (60)
  Retained earnings                                                            15,962                   15,657
                                                                             --------                  -------
                                                                               28,528                   22,732
                                                                             --------                  -------


                                                                             $103,930                  $85,577
                                                                             ========                  =======


See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES

                                                                                Three Months Ended June 30,
                                                                               1995                    1994
                                                                           (Unaudited)              (Unaudited)
                                                                            ---------                ---------
                                                                           (In Thousands, except per share data)
Net sales                                                                     $46,510                  $38,495

Costs and expenses:
    Cost of sales and operating expenses                                       39,120                   32,434
    Selling, general and administrative                                         4,856                    3,823
    Depreciation and amortization                                                 927                      705
                                                                              -------                  -------
                                                                               44,903                   36,962
                                                                              -------                  -------

           OPERATING EARNINGS                                                   1,607                    1,533

Investment income                                                                 108                      230
Interest expense                                                                 (698)                    (436)
Gain on issuance and sale of Medar stock                                                                 3,100
                                                                              -------                  --------

           INCOME BEFORE FEDERAL INCOME TAXES
           AND EQUITY IN OPERATIONS OF AFFILIATES                               1,017                    4,427

Federal income taxes                                                              356                    1,549
                                                                              -------                  -------

           INCOME BEFORE EQUITY IN EARNINGS
                AND MINORITY INTEREST                                             661                    2,878

Equity in earnings of affiliates (net of deferred tax)                                                     169
Minority interest in net earnings of subsidiary                                  (305)                    (291)
                                                                              -------                   -------

           NET INCOME                                                         $   356                  $ 2,756
                                                                              -------                  -------

Less preferred stock dividend and other                                           (51)                     (41)
                                                                              -------                   -------
           NET INCOME APPLICABLE
                TO COMMON STOCK                                               $   305                  $ 2,715
                                                                              =======                  =======

Net income per share - primary                                                $   .07                  $   .61
                                                                              =======                  =======

Net income per share - fully diluted                                          $   .07                  $   .59
                                                                              =======                  =======

    Weighted average number of shares of
    of common stock and common stock
    equivalents outstanding                                                     4,399                     4,434
                                                                              =======                  ========

See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                          MAXCO, INC. AND SUBSIDIARIES

                                                                                 Three Months Ended June 30,
                                                                                1995                    1994
                                                                                ----                    ----
                                                                            (Unaudited)              (Unaudited)
                                                                                        (In Thousands)
OPERATING ACTIVITIES
    Net Income                                                                $   356                  $ 2,756
    Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization                                            927                      705
         Equity in earnings from affiliates                                                               (260)
         Other gains                                                                                    (3,100)
         Deferred taxes                                                                                    826
         Minority interest in subsidiary                                          305                      291
         Changes in operating assets and liabilities                           (4,164)                  (1,274)
                                                                              -------                  -------
           NET CASH USED IN
           OPERATING ACTIVITIES                                                (2,576)                     (56)

INVESTING ACTIVITIES
    Purchase of business assets                                                (4,723)                  (1,183)
    Purchases of property and equipment                                        (1,016)                    (534)
    Net proceeds from sale of common stock                                                               1,567
    Sale of (investment in) marketable securities                               4,684                  (12,982)
    Other                                                                         (47)                      28
                                                                              -------                  -------
           NET CASH USED IN INVESTING ACTIVITIES                               (1,102)                 (13,104)

FINANCING ACTIVITIES
    Proceeds from long-term obligations                                         3,753                    1,159
    Repayments on long-term obligations                                          (694)                    (468)
    Proceeds from exercise of stock options                                        10                      111
    Acquisition and retirement of common stock                                   (164)                    (242)
    Dividends paid on preferred stock                                             (51)                     (51)
                                                                              -------                  --------
           NET CASH PROVIDED BY
           FINANCING ACTIVITIES                                                 2,854                      509

           DECREASE IN CASH AND
           CASH EQUIVALENTS                                                      (824)                 (12,651)

Cash and cash equivalents at beginning of period                                3,029                   14,822
                                                                              -------                  -------

           CASH AND CASH EQUIVALENTS
           AT END OF PERIOD                                                   $ 2,205                  $ 2,171
                                                                              =======                  =======


See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAXCO, INC. AND SUBSIDIARIES
                                 JUNE 30, 1995




NOTE A - Basis of Presentation
     The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in Maxco's annual report on Form 10-K for the year ended March 31, 1995.

     The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

NOTE B - Inventories
     The major classes of inventories, at the dates indicated were as follows:

                                                   June 30,                 March 31,
                                                     1995                      1995
                                                     ----                      ----
                                                  (Unaudited)
                                                             (In Thousands)
             Raw materials                          $ 1,717                  $ 1,586
             Finished goods and
                work in progress                      1,959                    2,116
             Purchased products
                for resale                           20,346                   15,879
                                                    -------                  -------
                                                    $24,022                  $19,581
                                                    =======                  =======

NOTE C - ACQUISITIONS
     During the first quarter, Maxco's FinishMaster subsidiary acquired the assets of two auto paint distributors located in Texas, Pennsylvania, and Delaware for a purchase price of approximately $7.3 million ($4.7 million net of acquisition debt). These acquisitions have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. Intangible assets related to goodwill and covenants not to compete were recorded with each acquisition. Operating results of these acquired organizations are included in the Company's financial statements from the date of purchase. These acquisitions were not material in size or scope relative to Maxco's business.

                          MAXCO, INC. AND SUBSIDIARIES




NOTE D - Marketable Securities
     The Company classifies its marketable securities as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. During the first quarter of 1995, Maxco began to account for its investment in Medar stock as marketable securities available for sale under FASB 115 because Maxco's ownership of Medar was reduced to less than 20% of Medar's outstanding shares. Application of this method resulted in an unrealized gain of approximately $5.6 million, net of deferred tax of approximately $2.9 million, being reported as part of stockholders' equity at June 30, 1995.

     The following is a summary of marketable securities available for sale at June 30, 1995.

                                                                  Gross           Gross
                                               Amortized       Unrealized       Unrealized     Estimated
                                                  Cost            Gains           Losses       Fair Value
                                             -------------    ------------      ---------      ----------
                                                                     (in thousands)
     Corporate Securities                       $  481           $    6            $            $   487
     U.S. Government Notes                       1,751                              4             1,747
     Corporate Securities - Medar                7,396            8,458                          15,854
                                                ------           ------            --           -------
                                                $9,628           $8,464            $4           $18,088
                                                ======           ======            ==           =======

     The amortized cost and estimated fair value of marketable securities available for sale at June 30, 1995, by contractual maturity is as follows:

                                                                Amortized            Estimated
                                                                   Cost             Fair Value
                                                              -------------         ----------
                                                                        (in thousands)
     Available-for-Sale
        Corporate Securities - Medar                              $7,396              $15,854
        Due in one year or less                                      770                  785
        Due after one year through five years                      1,462                1,449
                                                                  ------              -------
                                                                  $9,628              $18,088
                                                                  ======              =======

NOTE E - Long-Term Debt
     Maxco's revolving credit agreement allows Maxco to borrow up to $17.0 million with limitations based on the value of certain assets. At June 30, 1995, $1.0 million was available under this agreement. Approximately $9.4 million of Maxco's consolidated long-term debt at June 30, 1995 ($7.8 million net of current maturities), were direct obligations of FinishMaster.

     During the first quarter, the Company's FinishMaster subsidiary secured a commitment for a $5.0 million unsecured line of credit to fund periodic working capital requirements and a separate unsecured $12 million credit facility to fund acquisitions.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          MAXCO, INC. AND SUBSIDIARIES
                                 JUNE 30, 1995



MATERIAL CHANGES IN FINANCIAL CONDITION

Stockholders' equity increased by approximately $5.8 million to $28.5 million at June 30, 1995, from $22.7 million at March 31, 1995. This increase was due primarily to the application of FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Effective April 1995, the Company changed its method of accounting for its investment in Medar, Inc. from the equity method to that of an equity security available for sale. This change is required under the provisions of FASB 115 due to the reduction of Maxco's ownership of Medar to less than 20%. Application of this method at June 30, 1995 resulted in an unrealized gain of approximately $5.6 million, net of tax, being reported with the Company's other marketable securities as a separate component of stockholders' equity. At June 30, 1995, Maxco owned 1,737,405 shares of Medar common stock with a value of approximately $15.9 million.

Net cash used in operating and investing activities was the primary reason that cash and cash equivalents decreased by $800,000 during the quarter. The cash was consumed during the quarter by increases in accounts receivable, inventory, and other working capital items as a result of higher sales levels and acquisitions.

Cash was also used in investing activities during the quarter for the acquisition of two auto paint distributors by FinishMaster in the Southwest and new East Coast regions. Long-term debt issued to purchase these acquisitions, and additional borrowings under Maxco's revolving line of credit, resulted in long-term debt increasing $4.7 million since year end.

The Company believes that its current financial resources, together with cash generated from operations and its available resources under its lines of credit, will be adequate to meet cash requirements for the next year. During the first quarter, the Company's FinishMaster subsidiary secured a commitment for a $5.0 million unsecured line of credit to fund periodic working capital requirements and a separate unsecured $12 million credit facility to fund acquisitions. The borrowings will bear interest at variable rates based on London Interbank Offered Rate (LIBOR). These lines will contain covenants which require maintenance of certain financial ratios.

Maxco also holds 4.0 million shares of FinishMaster which has a separate public market for its stock. The aggregate market value of these shares was $64 million at June 30, 1995. The investments represent a substantial source of capital which Maxco has available. The amount that could ultimately be realized by Maxco on the sale of any of these shares will be dependent on the amount offered, general market conditions, and various other factors.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES
                                  (CONTINUED)

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended June 30, 1995 Compared to 1994

Net sales increased 21% to $46.5 million compared to $38.5 million in last year's first quarter. Net income decreased to $0.4 million or $.07 per share from last year's $2.8 million or $.59 per share.

The most significant impact to net income for the three months ended June 30, 1994 was a $3.1 million pre-tax gain recognized by Maxco as a result of the sale by Medar of 1.3 million shares of Medar common stock to the public. This gain represented the net increase in value of Maxco's investment in Medar and the gain realized on the sale of 145,000 shares of Medar stock owned by Maxco to cover the over allotments by the underwriter. No comparable event occurred in the current year.

The sales growth for the three months ended June 30, 1995 was primarily attributable to the construction supplies group and FinishMaster. Sales increased $2.0 million at Maxco's construction supplies businesses as a result of strong demand in their market area and additional value added products being added to their steel and mesh lines. Sales at FinishMaster increased $4.7 million over last year. This increase is primarily attributed to sales at FinishMaster's newly acquired units.

The modest improvement in operating earnings from $1.5 million to $1.6 million resulted primarily from the improvement in sales at Maxco's construction supplies businesses and FinishMaster. Earnings were down for the quarter at Wright Plastics due to lower volumes and margins.

Investment income decreased by approximately $100,000 in the current year as proceeds from FinishMaster's initial public offering were used to fund recent acquisitions. Investment income consists primarily of interest earned on marketable securities invested from the proceeds of the initial public stock offering by FinishMaster.

The increase in interest expense was primarily due to increased borrowings under the company's line of credit and acquisitions.

                                    PART II
                               OTHER INFORMATION

Item 1.          Legal Proceedings

                 None

Item 2.          Changes in Securities

                 None

Item 3.          Defaults Upon Senior Securities

                 None

Item 4.          Submission of Matters to a Vote of Security Holders

                 None

Item 5.          Other Information

                 None

Item 6.          Exhibits and Reports on Form 8-K

3 Restated Articles of Incorporation and By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.1 Resolution establishing Series Two Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.2 Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

10.1 Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the registrant's annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.3 Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated as of October 31, 1994 is hereby incorporated by reference from registrant's Form 10-K dated June 13, 1995.

10.4 First amendment to the amended and restated loan agreement between Comerica Bank and Maxco, Inc., dated as of May 9, 1995 is hereby incorporated by reference from registrants Form 10-K dated June 13, 1995.

11*              Statement Re:  Computation of Per Share Earnings

27*              Financial Data Schedule

                 No reports on Form 8-K were filed during the quarter.

*Filed herewith


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MAXCO, INC.



Date       August 7, 1995                \S\ VINCENT SHUNSKY
     ------------------------            ---------------------------------------
                                         Vincent Shunsky, Vice President-Finance
                                         and Treasurer (Principal Financial and
                                         Accounting Officer)

                                 EXHIBIT INDEX

                                                                  SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                          DESCRIPTION                           PAGE
------                          -----------                       ------------

11   --        Statement Re: Computation of Per Share Earnings         13

27   --        Financial Data Schedule                                 14
