Form 10-Q
period 1995-09-30
MAXCO INC
filed 1995-11-13
CIK 78966

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


                         Commission File Number 0-2762


                                  MAXCO, INC.
             (Exact Name of Registrant as Specified in its Charter)


                Michigan                                 38-1792842
                --------                                 ----------
    (State or other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                Identification Number)


          1118 Centennial Way
           Lansing, Michigan                               48917
(Address of principal executive offices)                 (Zip Code)


       Registrant's Telephone Number, including area code:(517) 321-3130


Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.

                        Yes  ___X___         No  _______


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                Outstanding at September 30, 1995
         -----                                ---------------------------------
     Common Stock                                        4,244,942 shares


                                     PART I

                             FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEETS
                          Maxco, Inc. and Subsidiaries


                                                                               September 30,             March 31,
                                                                                    1995                    1995
                                                                                    ----                    ----
                                                                                (Unaudited)
                                                                                          (In thousands)
    ASSETS

    CURRENT ASSETS:
         Cash and cash equivalents                                                 $    883                 $ 3,029
         Marketable Securities - current--Note D                                                              2,294
         Accounts receivable, less allowance
             of $669,000 ($548,000 at March 31, 1995)                                29,944                  21,899
         Inventories--Note B                                                         26,151                  19,581
         Prepaid expenses and other                                                     536                     116
                                                                                   --------                 -------
                     TOTAL CURRENT ASSETS                                            57,514                  46,919
    MARKETABLE SECURITIES - LONG-TERM--Note D                                        17,157                   4,552
    PROPERTY, PLANT AND EQUIPMENT:
         Land                                                                           865                     831
         Buildings and improvements                                                   9,192                   8,419
         Machinery, equipment and fixtures                                           20,249                  17,920
                                                                                   --------                 -------
                                                                                     30,306                  27,170
         Allowances for depreciation (deduct)                                       (13,026)                (11,825)
                                                                                   --------                 -------
                                                                                     17,280                  15,345

    OTHER ASSETS:
         Investments                                                                  2,617                   7,396
         Notes and contracts receivable and other                                     1,274                   1,275
         Intangibles                                                                 17,183                  10,090
                                                                                   --------                 -------
                                                                                     21,074                  18,761
                                                                                   --------                 -------

                                                                                   $113,025                 $85,577
                                                                                   ========                 =======

                                                                                      September 30,           March 31,
                                                                                          1995                  1995
                                                                                          ----                  ----
                                                                                       (Unaudited)
                                                                                                (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                                                                         $    236                $   236
    Accounts payable                                                                        20,164                 16,240
    Employee compensation                                                                    1,784                  2,629
    Taxes, interest and other liabilities                                                    2,059                  1,307
    Current maturities of long-term obligations                                              4,320                  2,594
                                                                                          --------                -------
                 TOTAL CURRENT LIABILITIES                                                  28,563                 23,006

LONG-TERM OBLIGATIONS, less current maturities                                              36,401                 24,879

DEFERRED INCOME TAXES                                                                        8,834                  5,515

INTERESTS OF MINORITY HOLDERS IN SUBSIDIARY                                                 10,058                  9,445

STOCKHOLDERS' EQUITY:
    Preferred stock:
        Series Two:  12% cumulative redeemable, convertible,
             $50 par value; 18,000 shares issued                                               900                    900
        Series Three:  10% cumulative redeemable,
             $60 face value; 16,219 shares issued                                              755                    755
    Common stock, $1 par value, 10,000,000
        shares authorized, 4,244,942 shares issued
        (4,289,652 shares at March 31, 1995)                                                 4,245                  4,290
    Additional paid-in capital                                                                 811                  1,190
    Net unrealized gain (loss) on marketable securities                                      6,441                    (60)
    Retained earnings                                                                       16,017                 15,657
                                                                                          --------                -------
                                                                                            29,169                 22,732
                                                                                          --------                -------

                                                                                          $113,025                $85,577
                                                                                          ========                =======





See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES

                                                                                                 Three Months Ended September 30,
                                                                                                  1995                    1994
                                                                                                  ----                    ----
                                                                                               (Unaudited)             (Unaudited)
                                                                                               (In thousands, except per share data)
        Net sales                                                                                $  48,878              $  40,392

        Costs and expenses:
            Cost of sales and operating expenses                                                    41,615                 34,048
            Selling, general and administrative                                                      4,921                  3,915
            Depreciation and amortization                                                            1,008                    733
                                                                                                 ---------              ---------
                                                                                                    47,544                 38,696
                                                                                                 ---------              ---------
                         OPERATING EARNINGS                                                          1,334                  1,696
        Investment income                                                                               42                    224
        Interest expense                                                                              (742)                  (432)

                                                                                                 ---------              ---------
                         INCOME BEFORE FEDERAL INCOME TAXES
                           AND EQUITY IN OPERATION OF AFFILIATES                                       634                  1,488
        Federal income taxes                                                                           220                    521
                                                                                                 ---------              ---------
                         INCOME BEFORE EQUITY IN EARNINGS
                           AND MINORITY INTEREST                                                       414                    967

        Equity in earnings of affiliates (net of deferred tax)                                                                195
        Minority interest in net earnings of subsidiary                                               (308)                  (300)
                                                                                                 ---------              ---------
                         NET INCOME                                                              $     106              $     862
                                                                                                 ---------              ---------

        Less preferred stock dividend and other                                                        (51)                   (51)
                                                                                                 ---------              ---------
                         NET INCOME APPLICABLE
                           TO COMMON STOCK                                                       $      55              $     811
                                                                                                 =========              =========

        Net income per share - Note A                                                            $     .01              $     .18
                                                                                                 =========              =========

                         Weighted average number of shares of
                         common stock and common stock
                         equivalents outstanding                                                     4,384                  4,433
                                                                                                 =========              =========




See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES


                                                                                           Six Months Ended September 30,
                                                                                            1995                    1994
                                                                                            ----                    ----
                                                                                        (Unaudited)             (Unaudited)
                                                                                       (In thousands, except per share data)
 Net sales                                                                                  $95,388                 $78,886

 Costs and expenses:
     Cost of sales and operating expenses                                                    80,735                  66,481
     Selling, general and administrative                                                      9,777                   7,738
     Depreciation and amortization                                                            1,935                   1,438
                                                                                          ---------               ---------
                                                                                             92,447                  75,657
                                                                                          ---------               ---------
                  OPERATING EARNINGS                                                          2,941                   3,229
 Investment Income                                                                              150                     453
 Interest expense                                                                            (1,440)                   (868)
 Gain on issuance and sales of Medar Stock                                                                            3,100
                                                                                          ---------               ---------

                  INCOME BEFORE FEDERAL INCOME TAXES
                  AND EQUITY IN OPERATIONS OF AFFILIATES                                      1,651                   5,914

 Federal income taxes                                                                           576                   2,070
                                                                                          ---------               ---------

                  INCOME BEFORE EQUITY IN EARNINGS
                  AND MINORITY INTEREST                                                       1,075                   3,844

 Equity in earnings of affiliates (net of deferred tax)                                                                 364
 Minority Interest in Net Earnings of Subsidiary                                               (613)                   (591)
                                                                                          ---------               ---------
                  NET INCOME                                                              $     462               $   3,617

 Less preferred stock dividend and other                                                       (102)                    (92)
                                                                                          ---------               ---------
                  NET INCOME APPLICABLE
                  TO COMMON STOCK                                                         $     360               $   3,525
                                                                                          =========               =========

 Net income per share - Note A                                                            $     .08               $     .77
                                                                                          =========               =========

   Weighted average number of shares of common stock and common
   stock equivalents outstanding                                                              4,392                   4,433
                                                                                          =========               =========


See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                          MAXCO, INC. AND SUBSIDIARIES


                                                                                           Six Months Ended September 30,
                                                                                            1995                    1994
                                                                                            ----                    ----
                                                                                        (Unaudited)             (Unaudited)
                                                                                                   (In thousands)
 OPERATING ACTIVITIES
     Net Income                                                                            $    462                $  3,617
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                                                   1,935                   1,438
              Equity in earnings from affiliates                                                                       (560)
              Other gains                                                                                            (3,100)
              Deferred taxes                                                                                            928
              Minority interest in subsidiary                                                   613                     591
              Changes in operating assets and liabilities                                    (5,557)                 (2,864)
                                                                                           --------                --------
                  NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES                                                       (2,547)                     50

 INVESTING ACTIVITIES
     Purchase of business assets                                                             (6,567)                 (1,788)
     Purchases of property and equipment                                                     (2,173)                 (1,261)
     Investment in real estate development                                                   (2,588)
     Net proceeds from sale of common stock                                                                           1,567
     Sale of (investment in) marketable securities                                            6,906                 (13,162)
     Other                                                                                      160                    (229)
                                                                                           --------                --------
                  NET CASH USED IN INVESTING ACTIVITIES                                      (4,262)                (14,873)

 FINANCING ACTIVITIES
     Proceeds from long-term obligations                                                      8,735                   4,062
     Repayments on long-term obligations                                                     (3,546)                   (981)
     Proceeds from exercise of stock options                                                     10                     111
     Acquisition and retirement of common stock                                                (434)                   (322)
     Dividends paid on preferred stock                                                         (102)                   (102)
                                                                                           --------                --------
                  NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                                                        4,663                   2,768
                                                                                           --------                --------

                  DECREASE IN CASH AND
                  CASH EQUIVALENTS                                                           (2,146)                (12,055)

 Cash and cash equivalents at beginning of period                                             3,029                  14,822
                                                                                           --------                --------

                  CASH AND CASH EQUIVALENTS
                  AT END OF PERIOD                                                         $    883                $  2,767
                                                                                           ========                ========

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAXCO, INC. AND SUBSIDIARIES
                              SEPTEMBER 30, 1995

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

    The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. The effect of stock options and potential conversion of redeemable convertible preferred stock was anti-dilutive for the three and six months ended September 30, 1995.

NOTE B - Inventories
    The major classes of inventories, at the dates indicated were as follows:

                                                           September 30,          March 31,
                                                               1995                 1995
                                                               ----                 ----
                                                            (Unaudited)
                                                          (In thousands)
                         Raw materials                          $  1,799              $  1,586
                         Finished goods and
                             work in progress                      2,297                 2,116
                         Purchased products
                             for resale                           22,055                15,879
                                                                --------              --------
                                                                 $26,151               $19,581
                                                                ========              ========

NOTE C - Acquisitions
    During the six-months ended September 30, 1995, Maxco's FinishMaster subsidiary acquired the assets of eight auto paint distributors for a purchase price of approximately $14.6 million ($6.6 million net of acquisition debt). These acquisitions have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. Intangible assets related to goodwill and covenants not to compete were recorded with each acquisition. Operating results of these acquired organizations were included in the Company's financial statements from the date of purchase. These acquisitions were not material in size or scope relative to Maxco's business.

                          MAXCO, INC. AND SUBSIDIARIES

NOTE D - Marketable Securities
    The Company classifies its marketable securities as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. During the first quarter of 1995, Maxco began to account for its investment in Medar stock as marketable securities available for sale under FASB 115 because Maxco's ownership of Medar was reduced to less than 20% of Medar's outstanding shares. Application of this method resulted in an unrealized gain of approximately $6.4 million, net of deferred tax of approximately $3.3 million, being reported as part of stockholders' equity at September 30, 1995.

    The following is a summary of marketable securities available for sale at September 30, 1995.

                                                                              Gross           Gross
                                                         Amortized         Unrealized       Unrealized     Estimated
                                                              Cost            Gains           Losses       Fair Value
                                                         -------------    ------------      ---------      ----------
                                                                                  (In thousands)
                 Corporate Securities - Medar                  $7,396          $9,761                           $17,157


NOTE E - Long-Term Debt
    Maxco's revolving credit agreement allows Maxco to borrow up to $20.0 million with limitations based on the value of certain assets. At September 30, 1995, $1.8 million was available under this agreement. A separate acquisition line of $5.0 million was secured by Maxco during the second quarter. This facility was unused at September 30, 1995.

    During the first quarter, the Company's FinishMaster subsidiary secured a commitment for a $5.0 million unsecured line of credit to fund periodic working capital requirements and a separate unsecured $12 million credit facility to fund acquisitions. These facilities were unused at September 30, 1995. Approximately $12.9 million of Maxco's consolidated long-term debt of $40.7 million at September 30, 1995 ($10.2 million net of current maturities), were direct obligations of FinishMaster.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          MAXCO, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1995

MATERIAL CHANGES IN FINANCIAL CONDITION

Stockholders' equity increased by approximately $6.4 million to $29.2 million at September 30, 1995, from $22.7 million at March 31, 1995. This increase was due primarily to the application of FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Effective April 1995, Maxco changed its method of accounting for its investment in Medar, Inc. from the equity method to that of an equity security available for sale. This change is required under the provisions of FASB 115 due to the reduction of Maxco's ownership of Medar to less than 20%. Application of this method at September 30, 1995 resulted in an unrealized gain of approximately $6.4 million, net of tax, being reported as a separate component of stockholders' equity. The 1,737,405 shares of Medar common stock which Maxco owns had an aggregate market value of $17.1 million at September 30, 1995.

Net cash used in operating and investing activities was the primary reason that cash and cash equivalents decreased by $2,100,000 during the six-months. Cash was consumed during the six-months by increases in accounts receivable, inventory, and other working capital items as a result of higher sales levels and acquisitions.

Cash was used in investing activities during the six-months for the acquisition of eight auto paint distributors by FinishMaster. Maxco also continued development of a site for commercial office and retail use. In addition, two construction projects consisting of new office, warehouse and manufacturing facilities for Akemi and Wisconsin Wire & Steel were begun during this period and related financing for these projects was obtained. Long-term debt issued in conjunction with these projects, to purchase acquisitions and additional borrowings under Maxco's revolving line of credit, resulted in long-term debt increasing $11.5 million since year end.

Subsequent to September 30, 1995, FinishMaster agreed to purchase the assets of several businesses in their existing regional markets. The aggregate purchase price amounts to $7.2 million.

Maxco holds 4.0 million shares of FinishMaster which has a separate public market for its stock. The aggregate market value of these shares was $61.7 million at September 30, 1995. The investments represent a substantial source of capital which Maxco has available. The amount that could ultimately be realized by Maxco on the sale of any of these shares will be dependent on the amount offered, general market conditions, and various other factors.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES
                                  (CONTINUED)


During the six-months ended September 30, 1995, Maxco's revolving line of credit was amended to allow Maxco to borrow up to $20.0 million with limitations based on the value of certain assets. An additional facility of $5.0 million was secured at the same time. Use of this facility is restricted to acquisitions by the company and is subject to certain conditions. These borrowings bear interest at rates approximating one-half percent below the prime rate of interest.

The Company believes that its current financial resources, together with cash generated from operations and its available resources under its lines of credit, will be adequate to meet cash requirements for the next year. The Company's FinishMaster subsidiary secured a commitment during the first quarter for a $5.0 million unsecured line of credit to fund periodic working capital requirements and a separate unsecured $12.0 million credit facility to fund acquisitions.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 Compared to 1994

Net sales increased 21% to $48.9 million compared to $40.4 million in last year's second quarter. Net income decreased to $0.1 million or $.01 per share from last year's $0.9 million or $.18 per share.

The sales growth for the three months ended September 30, 1995 was primarily attributable to FinishMaster as sales at this unit increased $7.3 million over last year. Sales generated by recently acquired outlets accounted for approximately $7.0 million of FinishMaster's increase offsetting flat same-outlet sales and a slow down in the national market for automotive paint products.

The decline in operating earnings of approximately $360,000 for the quarter resulted primarily from lower volumes and margins at Wright Plastics due to market constraints on margins and manufacturing inefficiencies at its two facilities. Quarterly results were also impacted by higher staffing levels to support anticipated growth at Wright as well as Akemi and Pak-Sak.

Proceeds from FinishMaster's initial public offering were used to fund recent acquisitions which previously were invested in interest bearing investments. The impact of this was a decrease of approximately $180,000 in investment income in this year's second quarter.

The increase in interest expense was primarily due to increased borrowings under the Company's line of credit and additional borrowings for acquisitions.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES
                                  (CONTINUED)


Six Months Ended September 30, 1995 Compared to 1994

Net sales increased 21% to $95.4 million compared to $78.9 million in last year's six month period. Net income decreased to $0.4 million or $.08 per share from last year's $3.6 million or $.77 per share.

The most significant impact on net income for the six months ended September 30, 1994 was a $3.1 million pre-tax gain recognized by Maxco as a result of the sale by Medar of 1.3 million shares of Medar common stock to the public. This gain represented the net increase in value of Maxco's investment in Medar and the gain realized on the sale of 145,000 shares of Medar stock owned by Maxco to cover the over allotments by the underwriter. No comparable event occurred in the current year.

The sales growth for the six months ended September 30, 1995 was primarily attributable to FinishMaster and the Construction Supplies group. Sales increased $2.1 million at Maxco's construction supplies businesses as a result of strong demand in their market area and additional value added products being added to their steel and mesh lines. Sales at FinishMaster increased $12.0 million over last year. Sales at recently acquired outlets accounted for the majority of the increase for the six-months for this unit offsetting flat same outlet sales due to a slowdown in the national market for automotive paint products.

The increased volumes at FinishMaster and the Construction Supplies group allowed these units to have an increase in operating earnings over the comparable period in the prior year. Acquisition related costs due to rapid expansion into two new regions, coupled with flat same outlet sales, caused operating income at FinishMaster to grow at a slower rate than sales.

The operating income improvements for these locations were offset by reduced operating earnings at Maxco's other operations. Earnings at Wright Plastics were $800,000 lower in the current period due to market constraints on margins and manufacturing inefficiencies at its two facilities. Increased staffing levels to support anticipated growth, which has not materialized at this point, at Wright as well as Akemi and Pak-Sak also contributed to lower earnings for the period.

Proceeds from FinishMaster's initial public offering which previously were invested in interest bearing investments were used to fund recent acquisitions. The impact of this was a decrease of approximately $300,000 in investment income for the six-month period.

The increase in interest expense was primarily due to increased borrowings under the Company's line of credit and additional borrowings for acquisitions.

                                    PART II

                               OTHER INFORMATION


Item 1.  Legal Proceedings

                 None

Item 2.  Changes in Securities

                 None

Item 3.  Defaults Upon Senior Securities

                 None

Item 4.  Submission of Matters to a Vote of Security Holders

                 The annual meeting of shareholders was held on August 29, 1995. The matters voted upon were the election of directors and other business which may come before the meeting (of which there was none). The results of the votes were as follows:

                                                                     For                         Withheld
                                                                    ----------                 -----------
                             Max A. Coon                             4,199,295                    18,738
                             Eric L. Cross                           4,200,315                    17,718
                             Charles J. Drake                        4,200,315                    17,718
                             Joel I. Ferguson                        4,199,235                    18,798
                             Richard G. Johns                        4,200,315                    17,718
                             Vincent Shunsky                         4,200,315                    17,718
                             J. Michael Warren                       4,200,315                    17,718
                             James F. White                          4,197,415                    20,618
                             Andrew S. Zynda                         4,199,615                    18,418


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

10.5* Second amendment to the amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated as of September 8, 1995.

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


                                         MAXCO, INC.



Date    November 10, 1995                /S/ VINCENT SHUNSKY
    -------------------------            -------------------------------------
                                         Vincent Shunsky, Vice President-Finance
                                         and Treasurer (Principal Financial and
                                         Accounting Officer)

                                 EXHIBIT INDEX


                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                      DESCRIPTION                                                 PAGE
-------                     -----------                                            -------------

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

10.5*            Second amendment to the amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated as of September 8,
                 1995.                                                                   15

11*              Statement Re:  Computation of Per Share Earnings                        24

27*              Financial Data Schedule

                 No reports on Form 8-K were filed during the quarter.

*Filed herewith

