Form 10-Q
period 1995-12-31
MAXCO INC
filed 1996-02-14
CIK 78966

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                   FOR THE QUARTER ENDED DECEMBER 31, 1995



                        Commission File Number 0-2762



                                 MAXCO, INC.
            (Exact Name of Registrant as Specified in its Charter)


          Michigan                                         38-1792842
          --------                                         ----------
(State or other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                        Identification Number)


     1118 Centennial Way
      Lansing, Michigan                                        48917
(Address of principal executive offices)                     (Zip Code)

     Registrant's Telephone Number, including area code:  (517) 321-3130
                                                          --------------


Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.

                              Yes    x      No
                                  ---------    --------

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


      Class                                  Outstanding at December 31, 1995
      -----                                  --------------------------------
   Common Stock                                      4,227,442 shares
===============================================================================

                                     PART I

                             FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEETS
                          Maxco, Inc. and Subsidiaries



                                                      December 31,         March 31,
                                                          1995               1995
                                                      ------------         ---------
                                                      (Unaudited)
                                                              (In thousands)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $    943           $   3,029
  Marketable Securities - current--Note D                                      2,294
  Accounts receivable, less allowance
     of $603,000 ($548,000 at March 31, 1995)             26,311              21,899
  Inventories--Note B                                     27,922              19,581
  Prepaid expenses and other                                 487                 116
                                                        --------           ---------
            TOTAL CURRENT ASSETS                          55,663              46,919
MARKETABLE SECURITIES - LONG-TERM--Note D                 13,682               4,552

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                       865                 831
  Buildings and improvements                              10,392               8,419
  Machinery, equipment and fixtures                       20,880              17,920
                                                        --------           ---------
                                                          32,137              27,170
  Allowances for depreciation (deduct)                   (13,364)            (11,825)
                                                        --------           ---------
                                                          18,773              15,345
OTHER ASSETS:
  Investments                                              2,910               7,396
  Notes and contracts receivable and other                 1,107               1,275
  Intangibles                                             18,987              10,090
                                                        --------           ---------
                                                          23,004              18,761
                                                        --------           ---------
                                                        $111,122           $  85,577
                                                        ========           =========



                                                                                       December 31,    March 31,
                                                                                          1995           1995
                                                                                       ------------  ------------
                                                                                       (Unaudited)

                                                                                            (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                                            $4,926          $236
  Accounts payable                                                                         16,403        16,240
  Employee compensation                                                                     1,824         2,629
  Taxes, interest and other liabilities                                                     1,735         1,307
  Current maturities of long-term obligations                                               4,116         2,594
                                                                                         --------       -------
           TOTAL CURRENT LIABILITIES                                                       29,004        23,006

LONG-TERM OBLIGATIONS, less current maturities                                             37,551        24,879

DEFERRED INCOME TAXES                                                                       7,500         5,515

INTERESTS OF MINORITY HOLDERS IN SUBSIDIARY                                                10,305         9,445

STOCKHOLDERS' EQUITY:
  Preferred stock:
     Series Two:  12% cumulative redeemable, convertible,
        $50 par value; 18,000 shares issued                                                   900           900
     Series Three:  10% cumulative redeemable,
        $60 face value; 16,219 shares issued                                                  754           755
  Common stock, $1 par value, 10,000,000
    shares authorized, 4,227,442 shares issued
    (4,289,652 shares at March 31, 1995)                                                    4,227         4,290
  Additional paid-in capital                                                                  686         1,190
  Net unrealized gain (loss) on marketable securities                                       4,148          (60)
  Retained earnings                                                                        16,047        15,657
                                                                                         --------       -------
                                                                                           26,762        22,732
                                                                                         --------       -------
                                                                                         $111,122       $85,577
                                                                                         ========       =======

See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES


                                                                 Three Months Ended December 31,
                                                                  1995                    1994
                                                                  ----                    ----

                                                                  (Unaudited)          (Unaudited)

                                                               (In thousands, except per share data)

Net sales                                                           $46,719              $38,027

Costs and expenses:
   Cost of sales and operating                                       39,585               31,953
   Selling, general and administrative                                4,847                4,126
   Depreciation and amortization                                      1,082                  799
                                                                    -------              -------
                                                                     45,514               36,878
                                                                    -------              -------
             OPERATING EARNINGS                                       1,205                1,149
Investment income                                                        24                  221
Interest expense                                                       (721)                (507)
                                                                    -------              -------
             INCOME BEFORE FEDERAL INCOME TAXES
              AND EQUITY IN OPERATION OF AFFILIATES                     508                  863
Federal income taxes                                                    179                  305
                                                                    -------              -------
             INCOME BEFORE EQUITY IN EARNINGS
              AND MINORITY INTEREST                                     329                  558
Minority interest and equity in earnings of affiliates                 (247)                (216)
                                                                    -------              -------
              NET INCOME                                            $    82               $  342
                                                                    -------              -------
Less preferred stock dividend and other                                 (51)                 (51)
                                                                    -------              -------
              NET INCOME APPLICABLE
               TO COMMON STOCK                                      $    31              $   291
                                                                    =======              =======
Net income per share - Note A                                       $   .01              $   .07
                                                                    =======              =======
              Weighted average number of shares of
              common stock and common stock
              equivalents outstanding                                 4,349                4,424
                                                                    =======              =======

See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES



                                                                 Nine Months Ended December 31,
                                                                   1995                 1994
                                                                   ----                 ----

                                                                 (Unaudited)          (Unaudited)

                                                              (In thousands, except per share data)

Net sales                                                          $142,108             $116,914

Costs and expenses:
   Cost of sales and operating expenses                             120,320               98,435
   Selling, general and administrative                               14,624               11,864
   Depreciation and amortization                                      3,017                2,237
                                                                   --------             --------
                                                                    137,961              112,536
                                                                   --------             --------
             OPERATING EARNINGS                                       4,147                4,378
Investment Income                                                       174                  675
Interest expense                                                     (2,162)              (1,375)
Gain on issuance and sales of Medar Stock                                                  3,100
                                                                   --------             --------
             INCOME BEFORE FEDERAL INCOME TAXES
             AND EQUITY IN OPERATIONS OF AFFILIATES                   2,159                6,778

Federal income taxes                                                    755                2,375
                                                                   --------             --------
             INCOME BEFORE EQUITY IN EARNINGS
             AND MINORITY INTEREST                                    1,404                4,403

Minority interest and equity in earnings of affiliates                 (860)                (443)
                                                                   --------             --------
             NET INCOME                                            $    544             $  3,960
Less preferred stock dividend and other                                (153)                (153)
                                                                   --------             --------
             NET INCOME APPLICABLE
             TO COMMON STOCK                                       $    391             $  3,807
                                                                   ========             ========
Net income per share - Note A                                      $    .09             $    .83
                                                                   ========             ========
            Weighted average number of shares of common stock and
            common stock equivalents outstanding                      4,377                4,430
                                                                   ========             ========

See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                          MAXCO, INC. AND SUBSIDIARIES



                                                                  Nine Months Ended December 31,
                                                                    1995                 1994
                                                                    ----                 ----
                                                                (Unaudited)          (Unaudited)
                                                                         (In thousands)
OPERATING ACTIVITIES
 Net Income                                                      $   544                 $  3,960
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                   3,017                    2,237
   Other gains                                                                             (3,100)
   Deferred taxes                                                   (153)                     225
   Minority interest and equity in earnings of affiliates            860                      443
   Changes in operating assets and liabilities                    (7,622)                  (5,379)
                                                                 -------                 --------
    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                          (3,354)                  (1,614)

INVESTING ACTIVITIES
 Purchase of business assets                                      (9,238)                  (3,847)
 Purchases of property and equipment                              (4,431)                  (2,117)
 Investment in real estate development                            (2,642)
 Net proceeds from sale of common stock                                                     1,567
 Sale of (investment in) marketable securities                     6,906                  (10,342)
 Other                                                               100                     (170)
                                                                 -------                 --------
    NET CASH USED IN INVESTING ACTIVITIES                         (9,305)                 (14,909)

FINANCING ACTIVITIES
 Proceeds from notes payable                                       4,690
 Proceeds from long-term obligations                               9,920                    4,676
 Repayments on long-term obligations                              (3,317)                  (1,509)
 Proceeds from exercise of stock options                              10                      111
 Acquisition and retirement of common stock                         (577)                    (412)
 Dividends paid on preferred stock                                  (153)                    (153)
                                                                 -------                 --------
    NET CASH PROVIDED BY
    FINANCING ACTIVITIES                                          10,573                    2,713
                                                                  ------                 --------
    DECREASE IN CASH AND
    CASH EQUIVALENTS                                              (2,086)                 (13,810)

Cash and cash equivalents at beginning of period                   3,029                   14,822
                                                                 -------                 --------
    CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                             $   943                 $  1,012
                                                                 =======                 ========

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAXCO, INC. AND SUBSIDIARIES
                               DECEMBER 31, 1995

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

  The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. The effect of stock options and potential conversion of redeemable convertible preferred stock was anti-dilutive for the three and nine months ended December 31, 1995.

NOTE B - Inventories

  The major classes of inventories, at the dates indicated were as follows:


                       December 31,   March 31,
                           1995         1995
                      --------------  ---------
                       (Unaudited)

                      (In thousands)
Raw materials                 $1,436     $1,586
Finished goods and
 work in progress              2,593      2,116
Purchased products
 for resale                   23,893     15,879
                             -------    -------
                             $27,922    $19,581
                             =======    =======

NOTE C - Acquisitions

  During the nine months ended December 31, 1995, Maxco's FinishMaster subsidiary acquired the assets of thirteen auto paint distributors for a purchase price of approximately $16.8 million ($9.2 million net of acquisition debt). These acquisitions have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. Intangible assets related to goodwill and covenants not to compete were recorded with each acquisition. Operating results of these acquired organizations were included in the Company's financial statements from the date of purchase. These acquisitions were not material in size or scope relative to Maxco's business.

                          MAXCO, INC. AND SUBSIDIARIES

NOTE D - Marketable Securities
  The Company classifies its marketable securities as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. During the first quarter of 1995, Maxco began to account for its investment in Medar stock as marketable securities available for sale under FASB 115 because Maxco's ownership of Medar was reduced to less than 20% of Medar's outstanding shares. Application of this method resulted in an unrealized gain of approximately $4.1 million, net of deferred tax, being reported as part of stockholders' equity at December 31, 1995.

  The following is a summary of marketable securities available for sale at December 31, 1995.


                                              Gross       Gross
                                Amortized   Unrealized  Unrealized  Estimated
                                   Cost       Gains       Losses    Fair Value
                                ---------   ----------  ----------  ----------
                                                  (in thousands)

Corporate Securities - Medar      $7,396      $6,286                  $13,682


NOTE E - Long-Term Debt
  Maxco's revolving credit agreement allows Maxco to borrow up to $20.0 million with limitations based on the value of certain assets. At December 31, 1995, $2.1 million was available under this agreement. A separate acquisition line of up to $5.0 million was secured by Maxco during the second quarter. This facility was unused at December 31, 1995.

  During the first quarter, the Company's FinishMaster subsidiary secured a commitment for a $5.0 million unsecured line of credit to fund periodic working capital requirements and a separate unsecured $12 million credit facility to fund acquisitions. At December 31, 1995, approximately $4.7 million was outstanding under these lines. Approximately $13.1 million of Maxco's consolidated long-term debt of $41.7 million at December 31, 1995 ($10.9 million net of current maturities), were direct obligations of FinishMaster.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          MAXCO, INC. AND SUBSIDIARIES
                               DECEMBER 31, 1995

MATERIAL CHANGES IN FINANCIAL CONDITION

Stockholders' equity increased by approximately $4.0 million to $26.8 million at December 31, 1995, from $22.7 million at March 31, 1995. This increase was due primarily to the application of FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Effective April 1995, Maxco changed its method of accounting for its investment in Medar, Inc. from the equity method to that of an equity security available for sale. This change is required under the provisions of FASB 115 due to the reduction of Maxco's ownership of Medar to less than 20%. Application of this method at December 31, 1995 resulted in an unrealized gain of approximately $4.1 million, net of tax, being reported as a separate component of stockholders' equity. The 1,737,405 shares of Medar common stock which Maxco owns had an aggregate market value of approximately $13.7 million at December 31, 1995.

Net cash used in investing activities was the primary reason that cash and cash equivalents decreased by $2,100,000 during the nine-months. Cash was also consumed during the nine months by increases in accounts receivable, inventory, and other working capital items as a result of higher sales levels and acquisitions.

Cash was used in investing activities during the nine-months for the acquisition of thirteen auto paint distributors by FinishMaster. Maxco also continued development of a site for commercial office and retail use. In addition, two construction projects consisting of new office, warehouse and manufacturing facilities for Akemi and Wisconsin Wire & Steel were begun during this period and related financing for these projects was obtained. Long-term debt issued in conjunction with these projects, to purchase acquisitions and additional borrowings under Maxco's revolving line of credit, resulted in long-term debt increasing $12.7 million since year end.

Subsequent to December 31, 1995, FinishMaster agreed to purchase the assets of several businesses in their existing regional markets. The aggregate purchase price amounts to $5.9 million of which $3.2 million will be financed by the sellers with the remainder being financed by FinishMaster's acquisition line.

Maxco holds 4.0 million shares of FinishMaster which has a separate public market for its stock. The aggregate market value of these shares was $52.6 million at December 31, 1995. The investments in FinishMaster and Medar represent a substantial source of capital which Maxco has available. The amount that could ultimately be realized by Maxco on the sale of any of these shares will be dependent on the amount offered, general market conditions, and various other factors.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES
                                  (CONTINUED)


During the nine months ended December 31, 1995, Maxco's revolving line of credit was amended to allow Maxco to borrow up to $20.0 million with limitations based on the value of certain assets. An additional facility of $5.0 million was secured at the same time. Use of this facility is restricted to acquisitions by the company and is subject to certain conditions. These borrowings bear interest at rates approximating one-half percent below the prime rate of interest.

The Company believes that its current financial resources, together with cash generated from operations and its available resources under its lines of credit, will be adequate to meet cash requirements for the next year. The Company's FinishMaster subsidiary secured a commitment during the first quarter for a $5.0 million unsecured line of credit to fund periodic working capital requirements and a separate unsecured $12.0 million credit facility to fund acquisitions. Approximately $4.7 million was outstanding under these lines at December 31, 1995.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended December 31, 1995 Compared to 1994

Net sales increased 23% to $46.7 million compared to $38.0 million in last year's third quarter. Net income decreased to $0.1 million or $.01 per share from last year's $0.3 million or $.07 per share.

The sales growth for the three months ended December 31, 1995 was primarily attributable to FinishMaster as sales at this unit increased $7.8 million over last year. Sales generated by recently acquired outlets accounted for approximately $6.9 million of FinishMaster's increase with the remainder due to increased market penetration in the Dallas, Texas and outstate Michigan areas.

Operating earnings for the three months ended December 31, 1995 were comparable with the 1994 level. Increase in operating profits at FinishMaster and Ersco during this period were offset by a decline at Akemi.

Proceeds from FinishMaster's initial public offering which previously were invested in interest bearing investments were used to fund acquisitions. The impact of this was a decrease of approximately $200,000 in investment income in this year's third quarter.

The increase in interest expense was primarily due to increased borrowings under the Company's line of credit and additional borrowings for acquisitions.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES
                                  (CONTINUED)


Nine Months Ended December 31, 1995 Compared to 1994

Net sales increased 21.5% to $142.1 million compared to $116.9 million in last year's nine month period. Net income decreased to $0.5 million or $.09 per share from last year's $4.0 million or $.83 per share.

The most significant impact on net income for the nine months ended December 31, 1994 was a $3.1 million pre-tax gain recognized by Maxco as a result of the sale by Medar of 1.3 million shares of Medar common stock to the public. This gain represented the net increase in value of Maxco's investment in Medar and the gain realized on the sale of 145,000 shares of Medar stock owned by Maxco to cover the over allotments by the underwriter. No comparable event occurred in the current year.

The sales growth for the nine months ended December 31, 1995 was primarily attributable to FinishMaster and the Construction Supplies group. Sales increased $2.4 million at Maxco's construction supplies businesses as a result of strong demand in their market area and additional value added products being added to their steel and mesh lines. Sales at FinishMaster increased $19.8 million over last year. Of the net sales increase for FinishMaster, $18.7 million resulted from sales generated by recently acquired outlets with the remainder coming from same outlet sales.

Increased volumes and margins at FinishMaster and the Construction Supplies group allowed these units to have an increase in operating earnings over the comparable period in the prior year. Acquisition related costs due to rapid expansion into two new regions, coupled with flat same outlet sales, caused operating income at FinishMaster, however, to grow at a slower rate than sales.

The operating income improvements for FinishMaster and the construction supplies group were offset by reduced operating earnings at Maxco's other operations. Earnings at Wright Plastics were over $900,000 lower this nine month period due to market constraints on margins and manufacturing inefficiencies at its two facilities. Increased staffing levels to support anticipated growth, which has not materialized at this point, at Wright as well as Akemi and Pak-Sak also contributed to lower earnings for the period. Lower earnings at both Wright and Akemi resulted in operating losses for the nine months at both these units.

Net income for the nine months was affected by a reduction in investment income compared with the same period last year. Funds from FinishMaster's initial public offering invested in the prior year were redeployed to fund FinishMaster's rapid acquisition program.

The increase in interest expense was primarily due to increased borrowings under the Company's line of credit and additional borrowings for acquisitions.

                                    PART II

                               OTHER INFORMATION




Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to Vote of Security Holders
         None

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

10.5 Second amendment to the amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated as of September 8, 1995 is hereby incorporated by reference from registrant's Form 10-Q dated November 10, 1995.

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


                                     MAXCO, INC.

Date February 9, 1996                /S/ VINCENT SHUNSKY
     ----------------                --------------------------------------
                                     Vincent Shunsky, Vice President-Finance
                                     and Treasurer (Principal Financial and
                                     Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
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

10.5 Second amendment to the amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated as of September 8, 1995 is hereby incorporated by reference from registrant's Form 10-K dated November 10, 1995.

11*     Statement Re:  Computation of Per Share Earnings

27*     Financial Data Schedule

        No reports on Form 8-K were filed during the quarter.

*Filed herewith