Form 10-K405
period 1996-03-31
MAXCO INC
filed 1996-06-19
CIK 78966

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-K

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                      OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ______

                         Commission File Number 0-2762


                                  MAXCO, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 Michigan                                                              38-1792842
                 --------                                                              ----------
       (State or other Jurisdiction of Incorporation or Organization)     (I.R.S. Employer Identification Number)

            1118 Centennial Way, Lansing, Michigan                                        48917
            --------------------------------------                                        -----
           (Address of principal executive offices)                                     (Zip Code)

     Registrant's Telephone Number, including area code:                             (517) 321-3130
                                                                                     --------------
                        Securities registered pursuant to Section 12(b) of the Act:

                Title of each class                                       Name of each exchange on which registered
                        NONE                                                               NONE
                        ----                                                               ----
     Securities registered pursuant to Section 12(g) of the Act:
                    Common stock                                                  Series Three Preferred Stock
                    ------------                                                  ----------------------------
                  (Title of Class)                                                      (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and
     (2) has been subject to the filing requirements for at least the past 90 days.

                                Yes /x/        No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
     Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 1996: $21,819,000.

     At May 31, 1996, there were outstanding 4,227,442 shares of Registrant's common stock.
                      Documents Incorporated By Reference
                      -----------------------------------

     Portions of the annual proxy statement for the year ended March 31, 1996 are incorporated by reference into Part III.

- --------------------------------------------------------------------------------

                                  MAXCO, INC.
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS




ITEM                                                                         PAGE
- ----                                                                         ----

   1  Business                                                                  3

   2  Properties                                                                7

   3  Legal Proceedings                                                         8

   4  Submission of Matters to a Vote of Security Holders                       8

   5  Market for Registrant's Common Equity and Related Shareholder Matters     8

   6  Selected Financial Data                                                   9

   7  Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                    10

   8  Financial Statements and Supplemental Data                               13

   9  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                                      13

  10  Directors and Executive Officers of the Registrant                       14

  11  Executive Compensation                                                   14

  12  Security Ownership of Certain Beneficial Owners and Management           14

  13  Certain Relationships and Related Transactions                           14

  14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K         14

      Signatures                                                               16

      List of Financial Statements and Financial Statement Schedules           17

                                     PART I
ITEM 1 - BUSINESS
Maxco, Inc. is a Michigan corporation incorporated in 1946. At March 31, 1996, Maxco was primarily involved in three industry segments, distribution, manufactured products and real estate, through four active subsidiaries and two divisions. Additionally, Maxco has an equity position in Medar, Inc., and is a partner in two real estate developments.

An initial public offering of the Common Stock of Maxco's subsidiary, FinishMaster, Inc., was completed in 1994. FinishMaster's stock is traded on the Nasdaq Stock Market under the symbol "FMST." FinishMaster sold 1.7 million shares of common stock at an initial public offering price of $10.50 per share. The proceeds from the offering were approximately $16.2 million, of which $2.4 million was used to repay indebtedness with the balance available for FinishMaster to fund acquisitions, finance working capital and for general
corporate purposes.   Maxco sold 255,000 additional shares of FinishMaster
common stock to the Underwriters to cover over-allotments. As a result of these transactions, Maxco's ownership of FinishMaster stock was 67.4% at March 31, 1996.

Subsequent to March 31, 1996, Maxco reached an agreement to sell its interest in FinishMaster, Inc., and for Maxco to enter into an agreement not to compete for total consideration of $62.6 million. Consequently, the results of operations for FinishMaster, previously representing the automotive refinishing products portion of the distribution segment, are now reported separately as discontinued operations. This transaction is expected to close July 9, 1996, contingent on normal review by the FTC.

DISTRIBUTION
The distribution segment consists of two business units operating in the construction supply industry: Ersco Corporation (a division of Maxco) and Wisconsin Wire and Steel.

These companies are fabricators of reinforcing steel as well as distributors of concrete construction products and accessories for road and commercial building construction. Their products include reinforcing steel rod and mesh, expansion fiber and concrete curing compounds, as well as custom fabrication of steel (rod and mesh) and fiber products used in concrete paving and construction.
The geographic market is the Midwest, primarily in Michigan, Indiana, and Wisconsin. Warehouses are located in Detroit, Grand Rapids, Saginaw and Traverse City, Michigan; South Bend, Indiana; and Milwaukee, Wisconsin. Competition is intense and larger project orders are secured on a competitive bid basis. During the years ended March 31, 1996, 1995, and 1994, net sales of the construction supplies group were approximately 51%, 51% and 49%, respectively, of consolidated net sales.

This segment is not dependent on any patents, trademarks, licenses, franchises, or concessions and is not dependent upon a single or a few customers, the loss of which would have a significant adverse effect on the segment.

Units of this segment may carry significant amounts of inventory to meet delivery requirements of customers. Inventories of this segment were equivalent to 35 days' sales on hand and represented 30% of Maxco's total inventories. Credit policies have been established that provide for extension of credit and collection of amounts due. The Company's general policy requires payment within 30 days of invoice date. Adherence to these policies will mean that accounts receivable levels will generally change with volume levels. However, the collection periods may be extended by prior agreement to accommodate customer cash flows. Where applicable, accounts receivable are secured by perfected lien rights and performance bonds.

The volume of the construction supplies group in the third and fourth quarters is generally lower due to reduced construction activity during the winter months in the unit's market area. Historically, this segment's activities have generally followed the economic cycles within the respective business unit's market area.

Generally, within the distribution segment the Company does not enter into specific long-term contracts with its customers. As such, no backlog exists for this segment.

MANUFACTURED PRODUCTS
The Manufactured Products segment consists of individual units manufacturing a wide range of automotive component parts, extruding and converting of polyethylene film, and formulating and compounding of polyester and epoxy thermoset plastics. The customers served by these units are primarily automotive, aerospace, and general manufacturing businesses. This segment's business is primarily affected by changing consumer demands and the general condition of the economy. Sales of thermoset plastics to the aerospace industry are affected by spending on specific airframe manufacturing programs. The business of this segment is relatively stable within the economic cycle of industry in general.

Inventory levels of this segment tend to be in proportion to the level of sales activity. Total inventories of this segment were equivalent to 53 days sales on hand and represented 70% of Maxco's total inventories at March 31, 1996. Credit policies are enforced to help insure that increases in accounts receivable are primarily related to volume.

The Company's response time to its customers' just-in-time inventory requirements, which may change on a daily basis, does not result in significant backlog for this segment.

Sales to a single customer were significant to this segment for the years ended March 31, 1996, 1995, and 1994, but were less than 10% of total consolidated revenue for these periods. The segment is not dependent on any patents, trademarks, licenses, franchises or concessions.

Automotive Components
Wright Plastic Products, Inc. and Pacer Tool and Mold, Inc.

Wright Plastic Products, Inc. is a custom plastic injection molder and tool builder located in Sheridan, Michigan. Wright provides a complete range of services such as part layout, material selection, cost analysis, prototyping and production for many types of plastic parts. Products are sold through an outside sales agency, as well as Wright's own sales personnel, primarily to automotive companies or automotive suppliers. In January 1995, Wright acquired the stock of Pacer Tool and Mold, Inc. located near Port Huron, Michigan, for cash and notes. Pacer is a custom injection molding company with annual revenues of approximately $3.0 million that produces small, relatively complex parts for interior and electrical automotive applications. This unit's net sales and operating profits are directly affected by the spending patterns of the automotive industry and indirectly by the spending patterns of the consumer. Wright and Pacer accounted for approximately 21% of consolidated net sales for the year ended March 31, 1996, 20% for the year ended March 31, 1995, and 24% for the year ended March 31, 1994.

Industrial Products Group
Pak-Sak Industries, Inc.

Pak-Sak Industries, Inc. extrudes polyethylene film and converts it into a variety of products--primarily plastic bags. A lesser portion of the business is the purchase and resale of film products produced by other companies. Manufactured products are both printed and plain. Products are sold primarily throughout the Midwest area by its own sales personnel, manufacturers' representatives and paper jobbers. Manufacturing facilities are located in Sparta, Michigan.

Akemi, Inc.

Akemi, Inc. formulates and compounds polyester and epoxy thermoset plastics. Customers are primarily involved in the aerospace, metal forming, flooring, stone and marble, road and bridge and other construction industries. The products are sold through direct sales and distributors throughout various parts of the United States under the name Akemi. Some private labeling is also performed.

Net sales of the Industrial Products Group represented approximately 28% of consolidated net sales for the year ended March 31, 1996, 29% for 1995, and 27% for 1994.

REAL ESTATE
Maxco Development Company (a division of Maxco)

Maxco Development is involved in the management and development of various real estate projects. These projects, which also involve partnerships with other parties, can be long-term in nature. Maxco Development provides management for these projects through direct involvement with site and construction activities. Additionally, Maxco Development has provided management for leasing activities in certain cases. To-date, all projects have been used for commercial purposes. In 1996, Maxco Development exercised an option to purchase a site which is being developed as a commercial and retail center.

Maxco is a partner in two partnerships with various individuals (some of whom are related parties of Maxco). Riverview Associates One Limited Partnership owns and operates an office building and Maxco retains a two percent limited partnership interest in this entity. CJF Partnership owns office building sites for development. Maxco holds a 25 percent general partnership interest in CJF.

The partnerships' ongoing operations are not significant to Maxco's consolidated financial position or results of operations. Because of the nature of this segment's business, revenues can vary dramatically from year to year.

For additional information regarding the Company's industry segments, see Note 13 to "Notes to Consolidated Financial Statements."

DISCONTINUED BUSINESS
FinishMaster, Inc.

Subsequent to March 31, 1996, Maxco reached an agreement to sell its interest in FinishMaster and for Maxco to enter into an agreement not to compete. This transaction is expected to close July 9, 1996, contingent on normal review by the FTC. Accordingly, the results of operations of FinishMaster have been restated as a discontinued operation.

FinishMaster is a leading distributor of automotive paints, coatings and paint-related accessories, and provides its customers with a comprehensive selection of brand name products supplied by BASF, DuPont, 3M and PPG. In addition, FinishMaster sells its own FinishMaster PrivateBrand refinishing accessory products. Products distributed are used in automobile refinishing, the need for which arises largely as a result of collision repair and, to a lesser extent, for cosmetic purposes. FinishMaster has over 11,000 customers, primarily consisting of automotive body repair shops and automobile dealerships.

FinishMaster's annual revenues have increased rapidly from approximately $32.1 million in fiscal 1991 to $107.5 million in fiscal 1996 due to both acquisitions and increases in same outlet sales.

As of March 31,1996, Finishmaster operated 50 sales outlets and two distribution centers in ten states organized into three major geographic regions; the Great Lakes Region, the Southwest Region and the Eastern Region. The company operates a 38,500 square foot distribution center in Kentwood and a 10,000 square foot distribution center in Arlington, Texas to service its product requirements.

OTHER BUSINESSES
Medar is a leading supplier of microprocessor-based process monitoring and control systems for use in resistance welding and optical disc inspection. The Company's resistance welding controls are primarily used in automotive manufacturing and its optical inspection systems are principally used for in-line inspection of storage media such as Audio Compact Discs ("Audio CDs") and Compact Disc Read-Only Memory ("CD-ROMs"). At March 31, 1996, Maxco owned approximately 19.7% of the outstanding common stock of Medar.

RESEARCH AND DEVELOPMENT
Expenditures on research activities related to development or improvement of products were not significant.

MAJOR CUSTOMERS
No sales to any single customer exceeded 10% of consolidated sales for 1996, 1995 or 1994.

ENVIRONMENTAL FACTORS
Compliance by Maxco and its subsidiaries with environmental protection laws had no material effect upon capital expenditures, earnings or competitive position.

EMPLOYEES
As of March 31, 1996, Maxco and its subsidiaries employed approximately 500 full time employees in its continuing operations and 635 at its discontinued business.

EXPORT SALES AND FOREIGN OPERATIONS
The Company and its subsidiaries had no foreign operations or material export sales during the years ended March 31, 1996, 1995 or 1994.

ITEM 2 - PROPERTIES
The following table provides information relative to the principal properties owned or leased by the Company and its subsidiaries as of March 31, 1996. The registrant considers its facilities to be in good operating condition.

                                                          OWNED/
LOCATION                       APPROXIMATE SIZE           LEASED     USE
- --------                      ----------------            ------     ---

                                  DISTRIBUTION

Ersco Corporation
- ----------------------------
Saginaw, MI                   15,000 sq ft                Leased    Warehouse/distribution
Southfield, MI                24,000 sq ft                Leased    Warehouse/administration
Mishawaka, IN                 21,200 sq ft on 1.3 acres   Owned(A)  Warehouse/distribution
Traverse City, MI              7,800 sq ft                Leased    Warehouse/distribution
Wyoming, MI                    7,500 sq ft                Leased    Warehouse/distribution

Wisconsin Wire & Steel, Inc.
- ----------------------------
Brookfield, WI                15,000 sq ft on 1.6 acres   Owned(A)  Warehouse/administration
Brookfield, WI                 5,900 sq ft on .75 acres   Owned(A)  Held for Sale



                             MANUFACTURED PRODUCTS

Wright Plastic Products, Inc.
- -----------------------------
Sheridan, MI                  70,000 sq ft on 4.7 acres   Owned(A)  Manufacturing/administration

Pacer Tool and Mold, Inc.
- -----------------------------
Marysville, MI                12,000 sq ft                Leased    Manufacturing

Akemi, Inc.
- -----------------------------
Eaton Rapids, MI              44,200 sq ft on 5 acres     Owned(A)  Manufacturing/administration
Eaton Rapids, MI               9,300 sq ft on 1.5 acres   Owned     Manufacturing

Pak-Sak Industries, Inc.
- -----------------------------
Sparta, MI                    78,000 sq ft on 2.5 acres   Owned     Manufacturing/administration
Sparta, MI                    12,000 sq ft                Leased    Manufacturing


                           REAL ESTATE AND CORPORATE

Maxco Development Company
- -------------------------
Thornapple Township, MI       150 acres              Owned         Held for investment
Lansing, MI                 6,000 sq ft on 1.0 acre  Owned(A) (B)  Distribution
Grand Ledge, MI                40 acres              Owned         Development property

Maxco, Inc.
- -------------------------
Lansing, MI                7,200 sq ft on 1.9 acres  Owned(A)      Executive offices


(A) Subject to a mortgage
(B) Leased to FinishMaster, Inc. at market based rents

Expiration dates of leases relative to the Company's principal properties range from 1996 to 2000. Leases expiring within 12 months are expected to be renewed at substantially the same terms as the present lease.

All of the owned properties listed above are pledged as collateral for the Company's indebtedness to its principal lender (see Note 6 to the Consolidated Financial Statements).

                             DISCONTINUED BUSINESS
FinishMaster, Inc.
As of March 31, 1996, FinishMaster operated eleven sales outlets and a 38,500 square foot distribution center location in Michigan, five sales outlets in Illinois, three outlets in Wisconsin, three outlets in Indiana, two outlets in Ohio, three outlets in Pennsylvania, one outlet in Delaware, seven outlets in New Jersey, two outlets in Oklahoma, and thirteen outlets and a 10,000 square foot distribution center in Texas. The Company has 8,000 square feet of executive offices which are located in Kentwood, Michigan, as part of the distribution center facilities.

FinishMaster owns the distribution center and two outlets in Michigan and one sales outlet in Indiana. The remainder of the sales outlets and the other distribution center are leased with terms expiring from 1997 to 2006, with options to renew. FinishMaster typically assumes the lease of the former owner in acquisitions. The Company believes that all of its leases were at fair market rates when entered into, that presently no single lease is material to its operations, and that alternative sites are presently available at market rates.


ITEM 3 - LEGAL PROCEEDINGS
None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None


                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS Maxco's common stock trades on the Nasdaq Stock Market under the symbol MAXC. The approximate number of record and beneficial holders of Maxco's common stock at May 31, 1996 was 1,500.

The range of high and low sales prices for the last two years as reported by NASDAQ were:




                      YEAR  QUARTER ENDED   HIGH     LOW
                      ----  -------------  -------  ------

                      1994  March 31       11-3/4   7-1/2
                            June 30        10-3/4   7-1/4
                            September 30    9-1/4   7-1/2
                            December 31     9-1/2   7-1/2

                      1995  March 31       10-3/4   8
                            June 30        9        7-1/4
                            September 30   10       7-7/8
                            December 31    9-1/8    7

                      1996  March 31       10       6-3/4



No cash dividends on common stock have been paid during any period. Maxco's revolving credit agreement provides that Maxco is restricted, without prior approval of the bank, from declaring dividends on or issuing additional common stock (with the exception of common stock reserved for issuance).

ITEM 6 - SELECTED FINANCIAL DATA



                                                   Year Ended March 31,
                                       1996      1995      1994     1993     1992
                                               -----------(Restated)--------------

                                           (in thousands, except share data)

Net sales                             $80,168   $75,613  $59,205  $56,443  $53,766

Income (loss) from continuing
  operations before equity in
  earnings of affiliates(1)            (2,982)    1,346    6,558     (454)     961
Equity in earnings of
  affiliates, net of deferred tax                   438      701      438      228
Income (loss) from continuing
  operations                           (2,982)    1,784    7,259      (16)   1,189
Income from discontinued business(3)    1,790     2,334    2,054    1,383      704
Net income (loss) (1)                  (1,192)    4,118    9,313    1,367    1,893
Net income (loss) per share: (2)
  Continuing operations                  (.73)      .36     1.54     (.06)     .23
  Discontinued operations                 .41       .50      .44      .32      .15
  Net income (loss) per share            (.32)      .86     1.98      .26      .38

AT MARCH 31:
Total assets                           86,032    68,793   57,110   33,911   29,718
Long-term obligations
  (net of current maturities)          28,594    18,927   12,376   14,466   12,688
Working capital                        30,554    24,139   25,228   11,224   10,134



NOTES

(1) Includes $2.0 million or $3.1 million pre-tax and $7.9 million or $12.1 million pre-tax in gains from subsidiary stock transactions for the years ended March 31, 1995 and 1994, respectively.

(2) Per share amounts reflect primary earnings per share for the years ended March 31, 1996, 1993 and 1992. Earnings per share for the years ended March 31, 1995 and 1994 are reported on a fully diluted basis.

(3) See Note 2 for the consolidated financial statements of discontinued business.

No cash dividends on common stock have been paid during any period.

The above selected financial data should be read in conjunction with the consolidated financial statements which appear in Part II, Item 8 of this report.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the major elements relating to Maxco's financial and operating results for 1996 compared with 1995, and 1995 compared with 1994. The comments that follow should be read in conjunction with Maxco's Consolidated Financial Statements and related notes, contained in Part II, Item 8 of this report.

RESULTS OF OPERATIONS
1996 VERSUS 1995
1996 results reflect a loss of $3.0 million from continuing operations compared to income in 1995 of $1.8 million. Net sales from continuing operations increased 6% to $80.2 million compared to $75.6 million in 1995. A net loss of $1.2 million or $.32 per share was reported for 1996 versus net earnings of $4.1 million or $.86 per share in 1995.

The most significant impact on net income in 1995 was a $3.1 million pre-tax gain from continuing operations recognized by Maxco as a result of the sale by Medar of 1.3 million shares of Medar common stock to the public. This gain represented the net increase in value of Maxco's investment in Medar and the gain realized on the sale of 145,000 shares of Medar stock owned by Maxco to cover the over allotments by the underwriter. No comparable event occurred in 1996.

The sales growth in 1996 was primarily attributable to the Construction Supplies group (Ersco and Wisconsin Wire and Steel) and a full year of sales included in 1996 for Pacer Tool and Mold, acquired by Wright Plastic Products on January 1, 1995. Sales increased $2.3 million at Maxco's construction supplies businesses as a result of strong demand in their market area and additional value added products being added.

Increased volumes and margins at the Construction Supplies group enabled these units to generate an increase in operating earnings over the comparable period in the prior year.

The operating income improvements at the construction supplies group were offset by operating losses at other units of Maxco. Earnings at Wright Plastics were more than $800,000 lower in 1996 due to significantly lower sales to a major customer, and market constraints on margins and manufacturing inefficiencies at its two facilities. Increased staffing levels to support anticipated growth, which has not materialized at this point, at Wright as well as Akemi and Pak-Sak also contributed to lower earnings for the year. Lower earnings at both Wright and Akemi resulted in operating losses for the year at both these units.

The increase in interest expense for continuing operations was primarily due to increased borrowings under the Company's line of credit.

The Company's effective tax (benefit) rate varied from the Company's statutory rate of 34% due to certain expenses, which are not deductible for tax purposes.

Income from discontinued operations decreased to $1.8 million from $2.3 million in 1995. Despite an increase in sales of $28.1 million from this unit, acquisition related costs due to rapid expansion into two new regions, coupled with flat same outlet sales, caused operating income for this unit to decline from the 1995 level. Net income for FinishMaster was also affected by a reduction in investment income as well as additional interest expense in 1996. Investment income was lower as funds from FinishMaster's IPO were used to fund continued growth of this business and interest expense for this unit was higher due to increased borrowings for acquisitions.

1995 VERSUS 1994
Net sales from continuing operations increased 28% in 1995 to $75.6 million versus $59.2 million in 1994. As a result, operating earnings improved to approximately $0.5 million level in 1995 compared to a loss of $1.0 million in 1994. Net earnings decreased to $4.1 million in 1995 from $9.3 million in 1994.

A $3.1 million pretax gain was recognized from continuing operations in 1995 by Maxco as a result of the issuance by Medar of 1.3 million shares of Medar common stock to the public. This gain represented the net increase in value of Maxco's investment in Medar and the gain realized on the sale of 145,000 shares of Medar stock owned by Maxco to cover the over allotments by the underwriter. The prior year included pre-tax gains of $12.1 million resulting from the initial public offering of FinishMaster stock and on the sale of 280,000 shares of Medar stock.

The sales increase in 1995 was primarily attributable to the Construction Supplies group. Sales also increased over the 1994 level at all of the other Maxco operations. Sales at Maxco's Construction Supplies group increased $9.2 million or 32% from the 1994 sales level. Sales for this group increased primarily due to strong demand in the company's market area.

All of Maxco's subsidiaries experienced an increase in operating earnings in 1995 except for Wright Plastics. The Construction Supplies Group (Ersco and Wisconsin Wire) were the major contributors to this increase.

The improvement in operating earnings resulted from the increased volumes and an increase in gross margin percentage at the Construction Supplies Group from 12.5% in 1994 to 14.1% of sales in 1995. Gross margin percentage decreased at Wright Plastics however, due to price concessions required by automobile manufacturers, higher manufacturing expenses, as well as a change in product mix.

Interest expense increased by approximately $300,000 in 1995 due to additional debt incurred in connection with acquisitions made by the Company during the year.

The Company's effective tax rate for 1995 and 1994 was 35%. This rate varied from the Company's statutory rate of 34% due to certain expenses, which are not deductible for tax purposes.

Net income from discontinued operations, net of minority interest increased to $2.3 million in 1995 from $2.1 million in 1994. Operating earnings in 1995 for FinishMaster increased from $3.6 million to $5.1 million. This increase in operating earnings resulted primarily from the increased sales level of $14.7 million for this unit and an increase in gross margin percentage. The increase in gross margin percentage resulted from truckload discounts on large volume buying and additional discounts received from accelerated payments to suppliers. Investment income increased over $600,000 in 1995 due to earnings on the investment in marketable securities made with the proceeds from FinishMaster's initial public offering.

SEASONAL AND QUARTERLY FLUCTUATIONS
The following table sets forth consolidated operating data for each of the eight quarters ended March 31, 1996. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management's opinion, includes all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.



                                                                        Quarter Ended
                                                Fiscal 1996                                          Fiscal 1995
                              -------------------------------------------------  ---------------------------------------------
                               6/30/95    9/30/95    12/31/95           3/31/96          6/30/94    9/30/94   12/31/94    3/31/95
                              --------   --------    --------          --------         --------   --------   --------   --------
                                                            (in thousands, except per share data)
Net sales                      $ 23,026   $ 21,951   $ 19,594          $ 15,597         $ 19,734   $ 20,785   $ 18,733   $ 16,361
Gross margin                      3,856      3,527      3,480             1,863            3,210      3,356      3,296      3,056
Net income (loss) from
continuing operations              (271)      (534)      (438)           (1,739)           2,155        240       (208)      (403)
Income from discontinued
business                            627        640        520                 3              601        622        550        561
Net income (loss)                   356        106         82            (1,736)           2,756        862        342        158
Net income (loss) per common
  share:
Continuing operations          $   (.07)  $   (.13)  $   (.11)         $   (.41)         $   .48    $   .04    $  (.06)   $  (.10)
Discontinued business               .14        .14        .12                                .11        .14        .13        .12
                               --------   --------   --------          --------          -------    -------    -------    -------
Net income (loss) per
common share *                 $    .07   $    .01   $    .01          $   (.41)         $   .59    $   .18    $   .07    $   .02

* The sum of the quarterly net income per share amounts may not equal the annual amounts reported. Net income per share is computed independently for each quarter and the full year and is based on the respective weighted average common shares outstanding.

Maxco's sales and operating results have varied substantially from quarter to quarter. Net sales are typically lower in the third and fourth quarters. The most significant factors affecting these fluctuations are the seasonal buying patterns of the Company's customers due to inclement weather and the reduced number of business days during the holiday season. In addition, the timing of acquisitions or the occasional sale of corporate investments, such as shares of Medar stock or a real estate division project, may cause substantial fluctuations of operating results from quarter to quarter. Maxco expects its net sales and earnings to continue to fluctuate from quarter to quarter.

The quarter ended June 30, 1994 includes a $3.1 million pre-tax gain related to the sale by Medar of 1.3 million of its shares and the sale of 145,000 shares of Medar stock owned by Maxco.

LIQUIDITY AND SOURCES OF CAPITAL
Cash and cash equivalents at March 31, 1996 decreased $70,000 from the 1995 level. Maxco's financing activities in the current year allowed the cash level to remain relatively comparable despite a loss of $3.0 million from continuing operations and $8.9 million of cash used in investing activities.

Cash was used in investing activities on two construction projects consisting of new office, warehouse and manufacturing facilities for Akemi and Wisconsin Wire & Steel, which were completed during the year. In addition, $2.8 million was invested in the development of a site for commercial office and retail use. Long-term debt issued in conjunction with these three projects, and additional borrowings under Maxco's revolving line of credit for working capital and other general corporate purposes, resulted in long-term debt increasing $9.7 million since March 31, 1995.

Stockholders' equity increased by approximately $3.4 million to $26.1 million at March 31, 1996, from $22.7 million at March 31, 1995. This increase was due primarily to the application of FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Effective April 1, 1995, Maxco changed its method of accounting for its investment in Medar, Inc. from the equity method to that of an equity security available for sale. This change was required under the provisions of FASB 115 due to the reduction of Maxco's ownership of Medar to less than 20%. Application of this method at March 31, 1996 resulted in an unrealized gain of approximately $5.3 million, net of tax, being reported as a separate component of stockholders' equity.

The 1,737,405 shares of Medar common stock which Maxco owns had an aggregate market value of approximately $15.4 million at March 31, 1996. This investment represents a substantial source of capital which Maxco has available. The amount that could ultimately be realized by Maxco on the potential sale of any Medar shares will be dependent on the amount offered, general market conditions and various other factors.

Maxco believes that its current financial resources, together with cash generated from operations and its available resources of $2.2 million under its $24.0 million line of credit, will be adequate to meet its cash requirements from continuing operations for the next year.

In addition, on June 5, 1996, Maxco reached an agreement to sell its 67 percent interest in FinishMaster, Inc. The agreement calls for Maxco to sell its 4,045,000 shares of FinishMaster and for Maxco to enter into an agreement not to compete for a total consideration of $62.6 million. More than 90 percent of the total consideration is in cash, including an initial payment on the non-compete agreement, with the balance payable over the five year term of the non-compete agreement. The price was negotiated by the parties based on their evaluation of the intrinsic value of the FinishMaster operation. The transaction is subject to review by the FTC and presently is expected to close by July 9, 1996.

Upon consummation, Maxco will report a gain in its second quarter ending September 30, 1996, of approximately $23 million net of tax or $5.00 per share. Maxco has not formulated plans for the use of the net proceeds from this transaction.

Effective April 1, 1996, the Company will adopt FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. This statement also addresses the accounting for long-lived assets that are expected to be disposed. The Company does not believe the effect of adopting FASB Statement No. 121 will be material based on current circumstances.

IMPACT OF INFLATION
Inflation impacts Maxco's costs for materials, labor and related costs of manufacturing and distribution. To the extent permitted by competition, Maxco has offset these higher costs through selective price increases.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The response to this item is submitted in a separate section of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of March 31, 1996.

ITEM 11 - EXECUTIVE COMPENSATION
Item 11 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of March 31, 1996.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 12 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of March 31, 1996.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 13 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of March 31, 1996.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)(1) and (2)--The response to this portion of Item 14 is submitted as a separate section of this report.

     (3) Listing of Exhibits

     Exhibit
     Number

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

        10.3 Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated as of October 31, 1994, is hereby incorporated by reference from registrant's Form 10-K dated June 13, 1995.

        10.4 First amendment to the amended and restated loan agreement between Comerica Bank and Maxco, Inc., dated as of May 9, 1995, is hereby incorporated by reference from Form 10-K dated June 13, 1995.

        10.5 Second amendment to the amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated as of September 8, 1995, is hereby incorporated by reference from registrant's Form 10-Q dated November 10, 1995.

        10.6 Third amendment to amended and restated loan agreement dated as of May 15, 1996.

        10.7 Stock Purchase Agreement

        11   Statement Re:  Computation of Per Share Earnings

        22   Subsidiaries of the Registrant

        23 Consent of Independent Auditors (Form S-8 filed June 2, 1992 - File No. 33-48351)

        27   Financial Data Schedule

(b)  Reports on Form 8-K: None

(c)  Exhibits
     -Third amendment to amended and restated loan agreement dated as of May
      15, 1996.
     -Stock Purchase Agreement
     -Statement Re:  Computation of Per Share Earnings
     -Subsidiaries of the Registrant
     -Consent of Independent Auditors
     -Financial Data Schedule

(d)  Financial Statement Schedules
     The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date     June 18, 1996  MAXCO, INC.
- ----------------------

                        By /S/ VINCENT SHUNSKY
                        --------------------------------------------------------
                        Vincent Shunsky, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/S/ MAX A. COON       06/14/96  President (Principal Executive Officer) and Director
- --------------------  --------
Max A. Coon           Date


/S/ VINCENT SHUNSKY   06/18/96  Vice President of Finance and Treasurer (Principal
- --------------------  --------  Financial and Accounting Officer) and Director
Vincent Shunsky       Date


/S/ ERIC L. CROSS     06/14/96  Director
- --------------------  --------
Eric L. Cross         Date


/S/CHARLES J. DRAKE   06/14/96  Director
- --------------------  --------
Charles J. Drake      Date


/S/JOEL I. FERGUSON   06/17/96  Director
- --------------------  --------
Joel I. Ferguson      Date


/S/ RICHARD G. JOHNS  06/14/96  Director
- --------------------  --------
Richard G. Johns      Date


/S/J. MICHAEL WARREN  06/17/96  Director
- --------------------  --------
J. Michael Warren     Date


/S/JAMES F. WHITE     06/17/96    Director
- ------------------    --------
James F. White        Date


/S/ANDREW S. ZYNDA    06/18/96    Director
- ------------------    --------
Andrew S. Zynda       Date


                           ANNUAL REPORT ON FORM 10-K

                      ITEM 14(a)(1) AND (2), (c), AND (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULES

                            YEAR ENDED MARCH 31, 1996

                                  MAXCO, INC.

                               LANSING, MICHIGAN

FORM 10-K--ITEM 14(a)(1) AND (2)

MAXCO, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements of Maxco, Inc. and subsidiaries are included in Item 8:




   Consolidated balance sheets--March 31, 1996 and 1995                                                            20
   Consolidated statements of operations--Years ended March 31, 1996, 1995, and 1994                               22
   Consolidated statements of stockholders' equity--Years ended March 31, 1996, 1995, and 1994                     23
   Consolidated statements of cash flows--Years ended March 31, 1996, 1995, and 1994                               24
   Notes to consolidated financial statements--March 31, 1996                                                      25


The following consolidated financial statement schedule of Maxco, Inc. and subsidiaries is included in Item 14(d):

   Schedule II--Valuation and qualifying accounts and reserves                                                     35


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  Financial statements of the Registrant's 67.4% majority-owned subsidiary (FinishMaster, Inc.), are hereby incorporated by reference to the FinishMaster, Inc. Form 10-K for the year ended March 31, 1996, as filed with the Securities and Exchange Commission (SEC File Number 000-23222).

  Financial statements of the Registrant's significant unconsolidated affiliate (Medar, Inc.) are hereby incorporated by reference to the Medar, Inc. Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission (SEC File Number 0-12728).

REPORT OF INDEPENDENT AUDITORS





Board of Directors and Stockholders
Maxco, Inc.


We have audited the consolidated balance sheets of Maxco, Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxco, Inc. and subsidiaries at March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                   ERNST & YOUNG LLP












Detroit, Michigan
June 10, 1996

CONSOLIDATED BALANCE SHEETS

MAXCO, INC. AND SUBSIDIARIES







                                                                     March 31,
                                                           1996                 1995
                                                           -------------------------
                                                                             (Restated-
                                                                              Note 2)
                                                                (in thousands)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                    $819               $891
 Accounts and notes receivable, less allowance of
  $357,000 in 1996 and $288,000 in 1995                     11,498             11,684
 Inventories--Note 1                                         5,309              5,357
 Prepaid expenses and other                                    428                325
 Net current assets of discontinued business--Note 2        25,036             17,763
                                                            ------             ------
                                   TOTAL CURRENT ASSETS     43,090             36,020
MARKETABLE SECURITIES - LONG TERM - NOTES 2 AND 5           15,419
PROPERTY AND EQUIPMENT
 Land                                                          497                464
 Buildings and improvements                                  8,892              5,473
 Machinery, equipment, and fixtures                         15,938             14,157
                                                            ------             ------
                                                            25,327             20,094
 Allowances for depreciation                               (10,837)            (9,450)
                                                            ------             ------
                                                            14,490             10,644
OTHER ASSETS
 Investments                                                 3,056              7,651
 Notes and contracts receivable and other                    1,093                850
 Intangibles--Note 1                                         2,255              2,435
 Net non-current assets of discontinued business--Note 2     6,629             11,193
                                                            ------             ------
                                                            13,033             22,129

                                                           -------            -------
                                                           $86,032            $68,793
                                                           =======            =======

                                                                       March 31,
                                                                 1996              1995
                                                                 ----------------------
                                                                                (Restated-
                                                                                 Note 2)
                                                                  (in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                                                $   236            $   236
 Accounts payable                                               7,444              7,566
 Employee compensation                                          1,087              1,639
 Taxes, interest, and other liabilities                           942              1,102
 Current maturities of long-term obligations                    2,827              1,338
                                                              -------            -------
                                TOTAL CURRENT LIABILITIES      12,536             11,881
LONG-TERM OBLIGATIONS, less current maturities--Note 6         28,594             18,927
DEFERRED INCOME TAXES--Note 10                                  8,476              5,808
INTERESTS OF MINORITY HOLDERS IN DISCONTINUED BUSINESS         10,304              9,445
STOCKHOLDERS' EQUITY--Notes 6, 7 and 8
Preferred stock:
 Series Two: 12% cumulative redeemable, convertible,
  $50 par value; 18,000 shares issued                             900                900
 Series Three: 10% cumulative redeemable, $60 face value;
  16,050 shares issued and outstanding                            754                755
Common stock, $1 par value; 10,000,000 shares authorized,
 4,227,442 shares (1995--4,289,652 shares) issued and
 outstanding                                                    4,227              4,290
Additional paid-in capital                                        686              1,190
Net unrealized gain (loss) on marketable securities             5,294                (60)
Retained earnings                                              14,261             15,657
                                                               ------             ------
                                                               26,122             22,732

                                                               ------             ------
                                                              $86,032            $68,793
                                                              =======            =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MAXCO, INC. AND SUBSIDIARIES


                                                               Year Ended March 31,
                                                      1996              1995         1994
                                                      --------------------------------------
                                                                        (Restated Note 2)
                                                       (in thousands except per share data)
Net sales                                              $80,168        $75,613      $59,205
 Costs and expenses:
 Cost of sales and operating expenses                   67,442         62,695       49,072
 Selling, general and administrative                    12,843         10,740        9,802
 Depreciation and amortization                           2,057          1,688        1,343
                                                       -------        -------      -------
                                                        82,342         75,123       60,217
                                                       -------        -------      -------
                        OPERATING EARNINGS (LOSS)       (2,174)           490       (1,012)
Other income (expense)
 Interest income                                            17             25           39
 Interest expense                                       (2,264)        (1,526)      (1,246)
 Gains on subsidiary stock transactions and other
  assets--Note 2                                                        3,100       12,148
                                                       -------        -------      -------
                                                        (2,247)         1,599       10,941
                                                       -------        -------      -------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
FEDERAL INCOME TAXES AND EQUITY IN EARNINGS OF
AFFILIATES                                              (4,421)         2,089        9,929
Federal income tax expense (benefit)--Note 10           (1,439)           743        3,371
                                                       -------        -------      -------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
EQUITY IN EARNINGS OF AFFILIATES                        (2,982)         1,346        6,558
Equity in earnings of affiliates, net of deferred
 tax--Notes 5 and 10                                                      438          701
                                                       -------        -------      -------
         INCOME (LOSS) FROM CONTINUING OPERATIONS       (2,982)         1,784        7,259
Income from discontinued business--Note 2                1,790          2,334        2,054
                                                       -------        -------      -------
                                NET INCOME (LOSS)      $(1,192)       $ 4,118      $ 9,313
                                                       -------        -------      -------
Less preferred stock dividend and other                   (204)          (232)        (230)
                                                       -------        -------      -------
                     NET INCOME (LOSS) APPLICABLE
                                  TO COMMON STOCK      $(1,396)       $ 3,886      $ 9,083
                                                       =======        =======      =======

NET INCOME (LOSS) PER COMMON SHARE--Primary
 Continuing operations                                 $  (.73)       $   .35      $  1.60
 Discontinued Business                                     .41            .53          .46
                                                        ------        -------      -------
                                                       $  (.32)       $   .88      $  2.06
                                                       =======        =======      =======
NET INCOME (LOSS) PER COMMON SHARE--
Fully Diluted
 Continuing operations                                 $  (.67)       $   .36      $  1.54
 Discontinued Business                                     .39            .50          .44
                                                        ------        -------      -------
                                                       $  (.28)       $   .86      $  1.98
                                                       =======        =======      =======

                WEIGHTED AVERAGE NUMBER OF SHARES
                             OF COMMON AND COMMON
                    STOCK EQUIVALENTS OUTSTANDING        4,372          4,426        4,400
                                                       =======        =======      =======


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

MAXCO, INC. AND SUBSIDIARIES




                                                             Additional
                                        Preferred   Common    Paid-in    Net Unrealized  Retained
                                          Stock     Stock     Capital     Gain (Loss)    Earnings  Totals
                                        ---------   ------   ----------  --------------  --------  ------
                                                                  (in thousands)
Balances at April 1, 1993                   1,656     4,238       1,590                     2,634   10,118
 Net income for the year                                                                    9,313    9,313
 Preferred stock dividend                                                                    (204)    (204)
 Exercise of stock options for purchase
  of 82,500 shares                                       82         100                                182
 Redemption of preferred stock                  (1)                                                     (1)
 Acquisition and retirement of 22,000
  shares                                                (22)       (180)                              (202)
                                           ------    ------      ------                   -------  -------
Balances at March 31, 1994                 $1,655    $4,298      $1,510                   $11,743  $19,206
 Net  income for the year                                                                   4,118    4,118
 Net unrealized loss on marketable
  securities                                                                       (60)                (60)
 Preferred stock dividend                                                                    (204)    (204)
 Exercise of stock option for purchase
  of 46,500 shares                                       47          64                                111
 Acquisition and retirement of 55,320
  shares                                                (55)       (384)                              (439)
                                           ------    ------      ------           -----    -------  -------
Balances at March 31, 1995                 $1,655    $4,290      $1,190           $(60)   $15,657  $22,732
 Net  loss for the year                                                                    (1,192)  (1,192)
 Net unrealized gain on marketable
  securities                                                                      5,354              5,354
 Preferred stock dividend                                                                    (204)    (204)
 Exercise of stock option for purchase
  of 5,500 shares                                         5           5                                 10
 Redemption of preferred stock                 (1)                                                      (1)
 Acquisition and retirement of 67,710
  shares                                                (68)       (509)                              (577)
                                           ------    ------      ------          ------   -------  -------
BALANCES AT MARCH 31, 1996                 $1,654    $4,227        $686          $5,294   $14,261  $26,122
                                           ======    ======      ======          ======   =======  =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MAXCO, INC. AND SUBSIDIARIES

                                                                                                  Year Ended March 31,
                                                                                              1996       1995       1994
                                                                                              --------------------------
                                                                                                        (Restated-Note 2)
                                                                                                    (in thousands)
OPERATING ACTIVITIES
  Net Income (Loss)                                                                         ($1,192)     $4,118     $9,313
  Income from Discontinued Business                                                          (1,790)     (2,334)    (2,054)
                                                                                            -------      ------     ------
 Net Income (Loss) from Continuing Operations                                                (2,982)      1,784      7,259
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation                                                                           1,883       1,601      1,301
       Amortization                                                                             174          87         42
       Equity in earnings of Medar and other                                                               (664)    (1,065)
       Gain on sale of stock and other                                                                   (3,100)   (11,858)
       Deferred taxes                                                                            38         985      3,602
       Changes in operating assets and liabilities:
           Accounts receivable                                                                  186         (79)    (1,584)
           Inventories                                                                           48        (827)      (371)
           Prepaid expenses and other                                                          (103)       (181)       152
           Accounts payable and other current liabilities                                      (835)     (1,726)     3,704
                                                                                            -------      ------    -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                          (1,591)     (2,120)     1,182
INVESTING ACTIVITIES
  Purchases of assets of businesses, net of acquisition debt                                             (1,481)
  Purchases of property and equipment                                                        (5,815)     (3,029)    (4,209)
  Investment in real estate development                                                      (2,777)
  Net proceeds from sale of common stock                                                                  1,567      5,020
  Proceeds from sale of property and equipment                                                   86          21        128
  Payments received on notes and contracts receivable                                                        68        148
  Other                                                                                        (359)        238        (82)
                                                                                            -------     -------    -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                          (8,865)     (2,616)     1,005
FINANCING ACTIVITIES
  Proceeds from long-term obligations                                                        13,062       6,452      2,347
  Repayments on long-term obligations and notes payable                                      (1,906)       (891)    (4,358)
  Proceeds from exercise of stock options                                                        10         111        182
  Acquisition and retirement of common stock                                                   (577)       (439)      (202)
  Dividends paid on preferred stock                                                            (204)       (204)      (204)
  Redemption of preferred stock                                                                  (1)                    (1)
                                                                                            -------     -------     ------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                          10,384       5,029     (2,236)
                                                                                            -------     -------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (72)        293        (49)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                  891         598        647
                                                                                            -------     -------    -------
         CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $819        $891       $598
                                                                                            =======      ======     ======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAXCO, INC. AND SUBSIDIARIES

March 31, 1996

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Maxco, Inc. (Maxco) is a Michigan corporation incorporated in 1946. Maxco is primarily involved in three industry segments; distribution, manufactured products and real estate, through four active subsidiaries and two divisions. Additionally, Maxco has a position in Medar, Inc., and is a partner in two real estate developments.

Principles of Consolidation: The consolidated financial statements include the accounts of Maxco, Inc. and its majority owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Investments in Medar, Inc. are accounted for as marketable securities.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: The Company considers cash and other highly liquid investments, including investments in interest bearing repurchase agreements with less than 90 day maturities, as cash and cash equivalents.

Receivables: Trade accounts receivable represent amounts due from highway and general construction, automotive, tool-making, and flexible packaging industries primarily in the mid-western United States. Where applicable, accounts and notes receivable are collateralized or secured by perfected lien rights and performance bonds.

Inventories: Inventories are stated at the lower of first-in, first-out cost or market and at March 31 consisted of the following:



                                     1996     1995
                                     (in thousands)
Raw materials                        $1,449   $1,586
Finished goods and work in process    2,281    2,116
Purchased products for resale         1,579    1,655
                                    -------  -------
                                     $5,309   $5,357
                                    =======  =======

Marketable Securities:

Marketable securities are classified under FASB 115 as securities available for sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. The fair value of marketable securities is based on quoted market value. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

MAXCO, INC. AND SUBSIDIARIES


NOTE 1--SIGNIFICANT ACCOUNTING POLICIES-Continued

Properties and Depreciation: Property and equipment are stated on the basis of cost and include expenditures for new facilities and equipment and those which materially extend the useful lives of existing facilities and equipment. Equipment capitalized under lease agreements is not significant.

Expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation (and amortization of capitalized leases) for financial reporting purposes is computed by the straight-line method based on the estimated useful lives of the assets ranging from 3 to 31 years.

Federal Income Taxes: The Company provides for income taxes in accordance with statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Intangibles: Intangibles primarily consist of the excess of cost over fair market value of net assets of acquired businesses. Intangibles, including non-compete agreements, are amortized on a straight-line basis over periods ranging from 5 to 20 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows. Accumulated amortization was $564,000 and $390,000 at March 31, 1996 and 1995, respectively.

Net Income (Loss) Per Share: The weighted average number of shares of common stock (and common stock equivalents) utilized in the computation of net income
(loss) per share was 4,372,473 in 1996, 4,426,043 in 1995 and 4,400,270 in
1994.   Per share amounts, which were dilutive in 1995 and in 1994, give effect to preferred stock dividend requirements and dilutive stock options of less than 50% owned affiliates for the periods. The effect of stock options and potential conversion of redeemable convertible preferred stock was antidilutive for the year ended March 31, 1996.

Gain Recognition on Sale of Subsidiary Stock: Company policy is to record gains from the sale or other issuance of previously unissued stock by its subsidiaries.

Advertising: Advertising costs are expensed as incurred. The amounts were immaterial for all years presented.

Recent Accounting Pronouncement: In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Effective April 1, 1996 the Company will adopt Statement 121 and, based on current circumstances, does not believe the effect will be material.

Stock Based Compensation: The Company grants stock options for a fixed number of shares to employees with an exercise price no less than the fair value of shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued Employees, and accordingly, recognizes no compensation expense for the stock option grants.

MAXCO, INC. AND SUBSIDIARIES


NOTE 2 - DISCONTINUED BUSINESS

On June 5, 1996, Maxco reached an agreement to sell its 4,045,000 shares (67 percent interest) of FinishMaster, Inc. and for Maxco to enter into an agreement not to compete for a total consideration of $62.6 million. More than 90 percent of the total consideration is in cash, including an initial payment on the non-compete agreement, with the balance payable over the five year term of the non-compete agreement. The price was negotiated by the parties based on their evaluation of the intrinsic value of the FinishMaster operation. The transaction is subject to review by the FTC, and is expected to close by July 9, 1996.

Upon consummation of this transaction, Maxco will report a gain in its second quarter ending September 30, 1996 of approximately $23 million net of tax or $5.00 per share. Maxco has not formulated plans for the use of the net proceeds from this transaction.

As a result of the agreement to sell FinishMaster, the results of operations for FinishMaster, previously representing the automotive refinishing products portion of the distribution segment, have been reported separately as discontinued operations in the consolidated statements of operations. Prior year consolidated financial statements have been restated to conform to the current presentation. Selected operating results for FinishMaster are presented in the following table for the years ended March 31:


                                           1996       1995      1994
                                                (in thousands)
Net Sales                                 $107,511   $79,382   $64,693
Cost and expenses                          103,423    74,053    61,393
                                         ---------  --------  --------
Income before income taxes                   4,088     5,329     3,300
Income tax expense                           1,439     1,867     1,155
                                         ---------  --------  --------
Net income                                   2,649     3,462     2,145
Minority interest in net earnings
   of discontinued business                   (859)   (1,128)      (91)
                                         ---------  --------  --------
Total income from discontinued business     $1,790    $2,334    $2,054
                                         =========  ========  ========

Net assets of the discontinued business at March 31, 1996 and 1995 were as follows:


                                                        1996      1995
                                                        (in thousands)
Current assets                                         $40,538   $29,297
Current liabilities                                    (15,502)  (11,534)
                                                      --------  --------
   Net current assets                                   25,036    17,763
Property and equipment                                   6,249     4,701
Intangible and other                                    19,985    12,444
Non-current liabilities                                (19,605)   (5,952)
                                                      --------  --------
   Net non-current assets of                             6,629    11,193
   discontinued business                              --------  --------
Net assets                                             $31,665   $28,956
                                                      ========  ========

MAXCO, INC. AND SUBSIDIARIES


NOTE 2 - DISCONTINUED BUSINESS--Continued

At March 31, 1995, the net assets of Maxco's discontinued business included marketable securities with an estimated fair value of approximately $6.8 million. The net unrealized loss of approximately $60,000, net of deferred tax on these marketable securities is reported as part of stockholders equity at that date.

The following table summarizes the cash flow related to Maxco's discontinued business for the years ended March 31, 1996, 1995, and 1994.


                                        1996      1995     1994
Net income                               1,790     2,334    2,054
Minority interest                          859     1,128       91
                                        ------    ------   ------
                                         2,649     3,462    2,145
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities                 (3,112)   (2,413)  (2,239)
                                        ------    ------   ------
Net cash provided by
   (used in) operating activities         (463)    1,049      (94)
Net cash used in investing activities   (5,588)  (11,706)  (1,523)
Net cash provided by
   (used in) financing activities        5,022    (1,429)  15,129
                                        ------    ------   ------
Increase (decrease) in cash and
   cash equivalents                     (1,029)  (12,086)  13,512
                                        ======   =======   ======

NOTE 3--GAINS ON SUBSIDIARY STOCK TRANSACTIONS

On February 23, 1994, Maxco's FinishMaster subsidiary completed the initial public offering of its common stock on the NASDAQ National Market System under the trading symbol "FMST." FinishMaster sold 1.7 million shares of common stock at an initial public offering price of $10.50 per share. The net proceeds from the offering were approximately $16.2 million, of which $2.4 million was used to repay indebtedness with the balance available for FinishMaster to fund acquisitions, repay indebtedness, finance working capital and for general corporate purposes. As a result of the initial public offering, Maxco recorded an $8.3 million pre-tax gain in 1994 in recognition of the net increase in value of its investment in FinishMaster. Deferred taxes have been provided for on the gain recognized.

In connection with the public offering, Maxco sold 255,000 additional shares of FinishMaster common stock to the Underwriters in 1994 to cover over-allotments. The net proceeds from the sale of these additional shares amounted to approximately $2.5 million with a pre-tax gain of approximately $1.4 million recognized. Maxco's ownership of FinishMaster stock was 67.4% at March 31, 1996.

On May 25, 1994, Medar sold 1.3 million shares of its common stock to the public at $11.50 a share. As a result of this offering, Maxco recognized a $3.1 million pre-tax gain representing the net increase in value of its investment in Medar and the gain realized on the sale of 145,000 shares of Medar stock owned by Maxco to cover the over-allotments by the underwriter. In 1994, Maxco sold 280,000 shares of Medar stock for approximately $3.0 million and recognized a pre-tax gain of approximately $2.4 million.

NOTE 4--ACQUISITIONS

During 1995, the assets of a distributor of epoxies and polyesters were acquired effective September 1, 1994 for $670,000. Effective January 1, 1995, the stock and assets of a custom injection molder for a purchase price of approximately $1.7 million was also acquired.

The assets acquired, primarily accounts receivable and inventory, were recorded at their fair market values. In addition, intangible assets related to covenants not to compete and goodwill, were recorded with the purchases. The acquisitions were financed by incurring additional debt. The acquisitions made in 1995 were not significant to reported results of operations, cashflows or financial position.

The following table sets forth the unaudited pro forma results of continuing operations for the year ended March 31, 1995, as if these acquisitions were consummated at the beginning of 1995.


                                                Year Ended March 31, 1995
                                          (in thousands except per share data)
Net sales                                                           $78,802
Income from continuing operations                                     2,071
Income per common share from continuing operations                      .42
Weighted average number of common shares                              4,658


With respect to Maxco's discontinued business, FinishMaster acquired various auto paint distributors during the periods presented. The total purchase price of these acquisitions were $22.3 million, $8.9 million, and $1.0 million for the years ended March 31, 1996, 1995 and 1994 respectively.

MAXCO, INC. AND SUBSIDIARIES

NOTE 5--INVESTMENT IN MEDAR, INC.

At March 31, 1996, Maxco owned 1,737,405 shares of Medar's common stock (aggregate market value of $15.4 million), representing approximately 19.7% of Medar's total common stock outstanding.

During 1996, Maxco accounted for its investment in Medar stock as marketable securities available for sale under FASB 115 because Maxco's ownership of Medar was reduced during this period to less than 20% of Medar's outstanding shares. Application of this method resulted in an unrealized gain of approximately $5.4 million, net of deferred tax, reported as part of stockholders' equity at March 31, 1996.

Prior to 1996, Maxco reported the results of operations for Medar under the equity method. Medar's net earnings for the years ended March 31, 1995 and 1994 were approximately $3.1 million and $3.5 million, respectively. Accordingly, Maxco's equity share of Medar's net earnings for these years were $670,000 and $1,070,000 and are recorded net of deferred tax for these periods in equity earnings from affiliates, along with the equity results of other less than 50% owned affiliates. For the years ended March 31, 1995 and 1994, Medar's sales amounted to $39.7 million and $29.4 million, respectively.

NOTE 6--LONG-TERM OBLIGATIONS

Long-term obligations at March 31 consisted of the following:


                                                         1996     1995
                                                        ----------------
                                                         (in thousands)
Revolving line of credit (interest approximating prime
rate, 8.25% at March 31, 1996)                          $18,700  $13,000
Akemi tax exempt revenue bonds (variable rate of
interest, 3.5% at March 31, 1996)                         2,500
Mortgage notes payable (various interest rates
ranging up to 9.25%)                                      5,508    3,034
Variable rate notes up to .75% over prime rate
payable to former owners of acquired businesses             767      911
Equipment purchase contracts and capitalized lease
obligations (various interest rates)                      3,924    2,753
Other                                                        22      567
                                                        -------  -------
                                                        $31,421  $20,265
Less current maturities                                   2,827    1,338
                                                        -------  -------
                                                        $28,594  $18,927
                                                        =======  =======

Under the revolving credit agreement, Maxco can borrow up to $24.0 million with limitations based on the value of certain assets. At March 31, 1996, up to $2.2 million was available under this agreement. The line of credit expires August 1, 1997. With the exception of the net assets of FinishMaster ($31.7 million at March 31,1996), substantially all the assets of Maxco and its other consolidated subsidiaries are pledged as collateral under the revolving line of credit and other debt agreements.

The agreement provides, among other things, that Maxco maintain certain levels of net current assets and tangible net worth. The agreement further provides that Maxco is restricted, without prior approval of the bank, from declaring dividends on or issuing additional common stock (with the exception of common stock reserved for issuance).

The revolving credit arrangement requires a facility fee of 0.5%, a commitment fee of 0.5% of the unused line, and compensating balances equal to 5% of borrowings under this arrangement or the fee equivalent. The fees incurred and the interest effect of required balances approximated $128,000 for 1996, $100,000 for 1995 and $102,000 for 1994.

MAXCO, INC. AND SUBSIDIARIES

NOTE 6- LONG-TERM OBLIGATIONS--Continued

Notes and contracts payable are generally collateralized by assets purchased with proceeds of the borrowings. The aggregate principal maturities of long-term debt from 1998 - 2001 are as follows:


                    1998        1999       2000      2001
                  ----------  ----------  --------  --------
                  $2,744,000  $1,141,000  $785,000  $506,000

Interest paid approximates interest expensed for the years presented.

The carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable and accounts payable and long-term debt approximate their fair values. The fair value of the long-term debt is estimated using discounted cash flow analysis and the Company's current incremental borrowing rates for similar types of arrangements.

The purchaser of Maxco's discontinued business has agreed to indemnify Maxco for approximately $7.5 million of FinishMaster's long-term debt which Maxco had previously guaranteed.

NOTE 7--PREFERRED STOCK

Maxco may issue up to 100,000 shares of preferred stock with terms determined by Maxco's Board of Directors.

Series Two Preferred Stock is cumulative and non-voting. The stock is callable at the option of Maxco at any time and each share outstanding is convertible into approximately 13 shares of Maxco common stock.

Series Three Preferred Stock is voting stock on a par with the common stock, and has twenty votes per share. Quarterly cumulative dividends will be provided at the annual rate of 10%, subject to the restrictions of Michigan corporate law and the discretion of the Maxco Board of Directors. The stock is callable at the option of the Company, with the call price declining at the rate of one percent per year to a minimum price after February 1999, equal to face value ($60 per share).

FinishMaster has also authorized up to 1,000,000 shares of preferred stock for possible future issuance with terms to be determined by its Board of Directors at time of issue.

NOTE 8--STOCK OPTIONS

Under the terms of Maxco's incentive common stock option plan, options for the purchase of up to 500,000 shares of common stock may be granted and options are exercisable upon grant.

A summary of incentive stock options activity follows for the year ended March
31:


                                                     1996      1995      1994
Outstanding and exercisable at beginning of period  -------   -------   -------
($1.38 to $4.50 per share)                          161,000   207,500   289,500
Granted ($1.63 to $8.00 per share)                  185,000                 500
Exercised ($1.38 to $2.70 per share)                (5,500)  (46,500)  (82,500)
                                                    -------  --------  --------
Outstanding and exercisable at end of period
($1.38 to $8.00 per share)                          340,500   161,000   207,500
                                                    =======  ========  ========

MAXCO, INC. AND SUBSIDIARIES


NOTE 9--EMPLOYEE SAVINGS PLAN

The Company has an Employee Savings Plan covering substantially all employees. Maxco contributes $.20 for each $1 contributed by employees up to 6% of their annual compensation. In addition, Maxco contributes, at the discretion of the Board of Directors, an additional amount equal to 1% of the employees' annual compensation. Company contributions charged to continuing operations under the Plan were approximately $200,000, $177,000 and $158,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

NOTE 10--FEDERAL INCOME TAXES

The provision for federal income taxes (benefit) consists of the following:


                                                1996       1995    1994
                                                ----       ----    ----
                                                     (in thousands)
Current (benefit)                               $(1,477)   $(16)    $133
Deferred                                             38     985    3,602
                                                -------    ----    -----
                                                 (1,439)    969    3,735
Less deferred amount allocated to equity in
earnings of affiliates                                      226      364
                                                -------    ----    -----
                                                $(1,439)   $743   $3,371
                                                =======    ====   ======

The federal income tax expense differs from the amount computed by applying statutory rates due to certain expenses which are not deductible for tax purposes. Federal income taxes paid for Maxco's continuing operations was $275,000 in 1995. No taxes were paid in 1996 or 1994.

Federal income tax expense related to Maxco's discontinued business amounted to $1,439,000, $1,867,000, and $1,155,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, are as follows:

                                                           1996     1995
                                                           (in thousands)
DEFERRED TAX LIABILITIES:
Depreciation                                               $  714   $  623
Undistributed gains                                         8,196    5,467
Other--net                                                              31
                                                           ------   ------
                          Total Deferred Tax Liabilities    8,910    6,121
DEFERRED TAX ASSETS:
Allowance for doubtful accounts                               241      186
Inventory                                                     257      191
Intangibles                                                   287      229
Other--net                                                     12       32
                                                           ------   ------
                               Total Deferred Tax Assets      797      638

                            Net Deferred Tax Liabilities    8,113    5,483
Deferred tax asset attributable to discontinued business      363      325
                                                           ------   ------
                                                           $8,476   $5,808
                                                           ======   ======

The increase in net deferred tax from 1995 is primarily related to the deferred tax recorded on the unrealized gain on marketable securities.

MAXCO, INC. AND SUBSIDIARIES

NOTE 11--INVESTMENT IN PARTNERSHIPS

Maxco is a partner with various individuals (some of whom are related parties of Maxco) in two real estate development partnerships; a 25% interest in CJF Partnership (CJF) which owns office building sites for development, and a 2% limited partnership interest in Riverview Associates One Limited Partnership (Riverview) which owns and operates an office building.

The ongoing partnerships' operations are not significant to Maxco's consolidated financial position or results of operations. The partnerships have invested in real estate which was financed externally in the amount of approximately $8.5 million. This external financing was jointly and severally guaranteed by the partners. With respect to Maxco's withdrawal from a 25% general partnership interest in Riverview during the year ended March 31, 1991, the remaining general partners agreed to indemnify Maxco for any liability Maxco may incur related to Riverview (which includes $7.5 million of the above noted externally financed debt). Maxco's share of the equity in the partnerships approximated $203,000, $174,000 and $167,000 at March 31, 1996, 1995 and 1994, respectively.

NOTE 12--CONTINGENCIES AND COMMITMENTS

Maxco is involved in various legal actions which have arisen in the normal course of business. Such actions are usually brought for claims in excess of possible settlements or awards, if any, that may result. Management, after consultation with legal counsel, is of the opinion that the outcome of these actions will not have a material effect on the consolidated financial position of Maxco.

Maxco and certain subsidiaries occupy facilities and use equipment under operating lease agreements requiring annual rental payments approximating $476,000 in 1997, $318,000 in 1998, $211,000 in 1999, $173,000 in 2000,
$108,000 in 2001, and $15,000 thereafter for a total commitment aggregating $1,301,000. Rent expense charged to operations, including short-term leases, aggregated $885,000 in 1996, $743,000 in 1995 and $728,000 in 1994.

NOTE 13--INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco's industry segment information:

                                                   1996       1995      1994
                                                   ----       ----      ----
                                                         (in thousands)
Net sales:
 Distribution                                      $40,600   $38,288    $29,097
 Manufactured products:
  Automotive components                             17,192    15,330     13,956
  Industrial products                               22,255    21,926     16,065
                                                 ---------  --------  ---------
                     Total Manufactured Products    39,447    37,256     30,021
 Real estate division and other                        121        69         87
                                                 ---------  --------  ---------
                               TOTAL NET SALES     $80,168   $75,613    $59,205
                                                 =========  ========  =========
Operating income (loss):
 Distribution                                       $1,975    $1,666       $354
 Manufactured products:
  Automotive components                             (1,019)     (172)       960
  Industrial products                               (1,262)      768       (195)
                                                 ---------  --------  ---------
                     Total Manufactured Products    (2,281)      596        765
 Real estate division                                  (87)     (103)      (106)
                                                 ---------  --------  ---------
                    TOTAL OPERATING INCOME            (393)    2,159      1,013
Corporate and interest expense and other            (4,028)      594      9,981
                                                 ---------  --------  ---------
         INCOME (LOSS) FROM CONTINUING OPERATIONS
                    BEFORE FEDERAL INCOME TAXES    $(4,421)   $2,753    $10,994
                                                  ========   =======   ========

MAXCO, INC. AND SUBSIDIARIES


NOTE 13--INDUSTRY SEGMENT INFORMATION--Continued


                                          1996       1995       1994
                                          ----       ----       ----
                                                (in thousands)
Identifiable assets:
 Distribution                            $ 8,246    $ 6,763    $ 6,487
 Manufactured products:
   Automotive components                  10,827     11,262      9,457
   Industrial products                    13,306     10,466      7,263
                                        --------   --------   --------
           Total Manufactured Products    24,133     21,728     16,720
 Real estate division                        292        768        237
 Corporate                                21,446      2,956      3,343
 Investments and advances                    250      7,622      4,875
 Net assets of discontinued business      31,665     28,956     25,554
                                        --------   --------   --------
                                         $86,032    $68,793    $57,216
                                        ========   ========   ========
Depreciation and amortization expense:
 Distribution                               $285    $   229    $   191

Manufactured products:
 Automotive components                     1,016        815        630
 Industrial products                         651        551        427
                                        --------   --------   --------
           Total Manufactured Products     1,667      1,366      1,057
Real estate division                          17          4
Corporate                                     88         89         96
                                        --------   --------   --------
                                         $ 2,057    $ 1,688    $ 1,343
                                        ========   ========   ========
Capital expenditures:
 Distribution                            $ 1,629    $   324       $546
Manufactured products:
 Automotive components                       420      1,497      2,830
 Industrial supplies                       3,693      1,218        807
                                        --------   --------   --------
           Total Manufactured Products     4,113      2,715      3,637
Real estate division                                    486
Corporate                                     12         32         23
                                        --------   --------   --------
                                         $ 5,754    $ 3,557    $ 4,206
                                        ========   ========   ========

Identifiable assets are those assets that are used in Maxco's operations in each industry segment. Corporate assets are principally cash, notes receivable, investments, and corporate office properties.

Corporate income for the year ended March 31, 1995 and 1994 includes gains of $3.1 million and $12.1 million respectively, on the sale of common stock.

Maxco has no significant foreign operations, export sales, or inter-segment sales.

No sales to any single customer exceeded 10% of consolidated sales for 1996, 1995 or 1994.

                          MAXCO, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)




            COL. A                      COL. B                COL. C                COL. D                COL. E          COL. F
                                                                       ADDITIONS
                                                                                                                          Balance
                                 Balance at Beginning  Charged to Costs      Charged to Other                             at End
          DESCRIPTION                 of Period        and Expenses          Accounts--Describe    Deductions--Describe  of Period
Year ended March 31, 1996:
Allowance for doubtful accounts        $288                  $196                                     $127(A)              $357
Year ended March 31, 1995:
Allowance for doubtful accounts        $246                  $195                                     $153(A)              $288
Year ended March 31, 1994:
Allowance for doubtful accounts        $198                  $117                                      $69(A)              $246

  (A) Represents uncollectible accounts written off, less recoveries.

                                  MAXCO, INC.
                           ANNUAL REPORT ON FORM 10-K

EXHIBITS



     Exhibit
     -------

        10.6 Third amendment to amended and restated loan agreement dated as of May 15, 1996

        10.7  Stock Purchase Agreement

          11  Statement Re:  Computation of Per Share Earnings

          22  Subsidiaries of the Registrant

          23  Consent of Independent Auditors

          27  Financial Data Schedule