Form 10-Q
period 1996-06-30
MAXCO INC
filed 1996-08-09
CIK 78966

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                      FOR THE QUARTER ENDED JUNE 30, 1996


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

                              Yes  x          No
                                  ---            ---

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.



                  Class                        Outstanding at June 30, 1996
                  -----                        ----------------------------

               Common Stock                         4,244,942 shares

                                     PART I

                             FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEETS
                          MAXCO, INC. AND SUBSIDIARIES


                                                               June 30,     March 31,
                                                                1996          1996
                                                            ---------------------------
                                                                  (in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                 $    439      $    819
  Accounts and notes receivable, less allowance of
     $372,000 in 1996 ($357,000 at March 31, 1996)            17,216        11,498
  Inventories--Note 2                                          6,474         5,309
  Prepaid expenses and other                                     243           428
  Net current assets of discontinued business--Note 2         23,672        25,036
                                                            --------      --------
                                TOTAL CURRENT ASSETS          48,044        43,090

MARKETABLE SECURITIES - LONG TERM - NOTE 3                    18,026        15,419

PROPERTY AND EQUIPMENT
Land                                                             517           497
Buildings                                                      8,862         8,892
Machinery, equipment, and fixtures                            16,435        15,938
                                                            --------      --------
                                                              25,814        25,327
Allowances for depreciation                                  (11,389)      (10,837)
                                                            --------      --------
                                                              14,425        14,490
OTHER ASSETS
Investments                                                    3,040         3,056
Notes and contracts receivable and other                       1,032         1,093
Intangibles                                                    2,252         2,255
Net non-current assets of discontinued business--Note 2        8,694         6,629
                                                            --------      --------
                                                              15,018        13,033
                                                            --------      --------
                                                            $ 95,513      $ 86,032
                                                            ========      ========

                                                                 June 30,      March 31,
                                                                  1996           1996
                                                               --------------------------
                                                                     (in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                               $    226       $    236
  Accounts payable                                              11,792          7,444
  Employee compensation                                          1,076          1,087
  Taxes, interest, and other liabilities                           773            942
  Current maturities of long-term obligations                    2,607          2,827
                                                              --------       --------
                           TOTAL CURRENT LIABILITIES            16,474         12,536

LONG-TERM OBLIGATIONS, less current maturities--Note 4          30,986         28,594

DEFERRED INCOME TAXES                                            9,363          8,476

INTERESTS OF MINORITY HOLDERS IN
   DISCONTINUED BUSINESS                                        10,534         10,304

STOCKHOLDERS' EQUITY
  Preferred stock:
     Series Two: 12% cumulative redeemable, convertible,
        $50 par value; 18,000 shares issued                        900            900
     Series Three: 10% cumulative redeemable, $60 face
         value; 16,050 shares issued and outstanding               754            754
  Common stock, $1 par value; 10,000,000 shares
    authorized, 4,244,942 issued shares (4,227,442 at            4,245          4,227
    March 31, 1996)
  Additional paid-in capital                                       702            686
  Net unrealized gain on marketable securities                   7,013          5,294
  Retained earnings                                             14,542         14,261
                                                              --------       --------
                                                                28,156         26,122
                                                              --------       --------
                                                              $ 95,513       $ 86,032
                                                              ========       ========



See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES


                                                                 Three Months Ended June 30,
                                                                    1996           1995
                                                                (Unaudited)     (Unaudited)
                                                               -------------   --------------
                                                           (in thousands, except per share data)

Net sales                                                       $  23,730       $  23,026
Costs and expenses:
   Cost of sales and operating expenses                            19,692          19,170
   Selling, general and administrative                              3,024           3,232
   Depreciation and amortization                                      582             503
                                                                ---------       ---------
                                                                   23,298          22,905
                                                                ---------       ---------
            OPERATING EARNINGS                                        432             121

Other income (expense)
Interest income                                                         4               4
Interest expense                                                     (649)           (547)

                                                                ---------       ---------
            LOSS FROM CONTINUING OPERATIONS
              BEFORE FEDERAL INCOME TAXES                            (213)           (422)

Federal income tax benefit                                            (75)           (151)
                                                                ---------       ----------
            LOSS FROM CONTINUING OPERATIONS                          (138)           (271)

Income from discontinued business--Note 5                             470             627
                                                                ---------       ----------
NET INCOME                                                            332             356

Less preferred stock dividend and other                               (51)            (51)
                                                                ---------       ---------
            NET INCOME APPLICABLE
              TO COMMON STOCK                                   $     281       $     305
                                                                =========       =========
NET INCOME (LOSS) PER COMMON SHARE--Primary

  Continuing operations                                         $    (.04)      $    (.07)
  Discontinued business                                               .10             .14
                                                                ---------       ---------
                                                                      .06       $     .07
                                                                =========       =========
  Weighted average number of shares of common stock
  and common stock equivalents outstanding                          4,357           4,399
                                                                =========       =========


See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                          MAXCO, INC. AND SUBSIDIARIES





CONSOLIDATED STATEMENTS OF CASH FLOWS

MAXCO, INC. AND SUBSIDIARIES

                                                                                            Three Months Ended June 30,
                                                                                                 1996         1995
                                                                                            ---------------------------
                                                                                              (Unaudited)   (Unaudited)
                                                                                                    (in thousands)
OPERATING ACTIVITIES
  Net Income                                                                                 $    332       $   356
  Income from Discontinued Business                                                              (470)         (627)
                                                                                             --------       -------
  Loss from Continuing Operations                                                                (138)         (271)
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
       Depreciation                                                                               539           459
       Amortization                                                                                43            44
       Changes in operating assets and liabilities:
           Accounts receivable                                                                 (5,718)       (4,794)
           Inventories                                                                         (1,165)       (1,258)
           Prepaid expenses and other                                                             184            72
           Accounts payable and other current liabilities                                       4,158         3,439
                                                                                             --------       -------
                   NET CASH USED IN OPERATING ACTIVITIES                                       (2,097)       (2,309)

INVESTING ACTIVITIES
  Purchases of property and equipment                                                            (475)         (825)
  Other                                                                                            37           (12)
                                                                                             --------       -------
                     NET CASH USED IN INVESTING ACTIVITIES                                       (438)         (837)

FINANCING ACTIVITIES
  Proceeds from long-term obligations                                                           2,923         3,754
  Repayments on long-term obligations and notes payable                                          (751)        (320)
  Proceeds from exercise of stock options                                                          34           10
  Acquisition and retirement of common stock                                                                  (164)
  Dividends paid on preferred stock                                                               (51)         (51)
                                                                                             --------       ------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                                        2,155        3,229
                                                                                             --------       ------
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (380)          83

    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              819          891
                                                                                             --------       ------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    439       $  974
                                                                                             ========       ======

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAXCO, INC. AND SUBSIDIARIES
                                 JUNE 30, 1996




NOTE 1 - Basis of Presentation and Significant Accounting Policies
  The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in Maxco's annual report on Form 10-K for the year ended March 31, 1996.

  The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. The effect of stock options and potential conversion of redeemable convertible preferred stock was anti-dilutive for the quarter ended June 30, 1996.

  Effective April 1, 1996, the Company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are presented and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. This statement also addresses the accounting for long-lived assets that are expected to be disposed. The effect of adopting FASB Statement No. 121 was not material.

NOTE 2 - Inventories
  The major classes of inventories, at the dates indicated were as follows:


                                June 30,                    March 31,
                                  1996                        1996
                               -----------                  ---------
                               (Unaudited)
                                            (In Thousands)

          Raw materials          $ 1,550                    $ 1,449
          Finished goods and
             work in progress      2,209                      2,281
          Purchased products
             for resale            2,715                      1,579
                                 -------                    -------
                                 $ 6,474                    $ 5,309
                                 -------                    -------

                          MAXCO, INC. AND SUBSIDIARIES

NOTE 3 - Marketable Securities
  At June 30, 1996, Maxco owned 1,737,405 shares of Medar's common stock (aggregate market value of $18.0 million) representing approximately 19.7% of Medar's total common stock outstanding. The Company classifies its marketable securities as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Application of this method resulted in an unrealized gain net of deferred tax of approximately $7.0 million and $5.3 million being reported as part of stockholders' equity at June 30, 1996 and March 31, 1996, respectively.

NOTE 4 - Long-Term Debt
  Maxco's revolving credit agreement allows Maxco to borrow up to $24.0 million at June 30, 1996, with limitations based on the value of certain assets. At June 30, 1996, $3.7 million was available under this agreement. As a result of the sale of FinishMaster on July 9, 1996, Maxco's revolving line of credit was reduced to zero at that date and the agreement was amended to allow Maxco to borrow up to $14.0 million.

NOTE 5 - DISCONTINUED BUSINESS
  On July 9, 1996, Maxco completed an agreement to sell its 4,045,000 shares (67 percent interest) of FinishMaster, Inc. and for Maxco to enter into an agreement not to compete for a total consideration of $62.6 million. More than 90 percent of the total consideration was in cash, including an initial payment on the non-compete agreement, with the balance payable over the five year term of the non-compete agreement. The price was negotiated by the parties based on their evaluation of the intrinsic value of the FinishMaster operation. The transaction closed on July 9, 1996.

  Maxco will report a gain related to this transaction in its second quarter ending September 30, 1996 of approximately $23 million net of tax or $5.00 per share. Maxco has not formulated plans for the use of the net proceeds from this transaction.

  As a result of the agreement to sell FinishMaster, the results of operations for FinishMaster have been reported separately as discontinued operations in the consolidated statements of operations. Consolidated financial statements for the quarter ended June 30, 1995, have been restated to conform to the current presentation. Selected operating results for FinishMaster are presented in the following table:



                                               Three Months Ended June 30,
                                                        1996       1995
                                                      ---------------------
                                                          (in thousands)
         Net Sales                                     $ 33,149   $ 23,485
         Cost and expenses                               32,074     22,046
                                                       --------   --------
         Income before income taxes                       1,075      1,439
         Income tax expense                                 376        507
                                                       --------   --------
         Net income                                         699        932
         Minority interest in net earnings
           of discontinued business                        (229)      (305)
                                                       --------   --------
         Total income from discontinued business       $    470   $    627
                                                       ========   ========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          MAXCO, INC. AND SUBSIDIARIES
                                 JUNE 30, 1996



MATERIAL CHANGES IN FINANCIAL CONDITION

Net cash used in operating and investing activities was the primary reason that cash and cash equivalents decreased by $380,000 during the quarter. The cash was consumed during the quarter by increases in accounts receivable, inventory, and other working capital items.

Cash was also used in investing activities during the quarter for the purchase of property and equipment. Additional long-term debt issued under Maxco's revolving line of credit, was the primary reason long-term debt increased $2.4 million since year end.

On July 9, 1996, Maxco completed an agreement to sell its 67 percent interest in FinishMaster, Inc. The agreement calls for Maxco to sell its 4,045,000 shares of FinishMaster and for Maxco to enter into an agreement not to compete for a total consideration of $62.6 million. More than 90 percent of the total consideration was in cash, including an initial payment on the non-compete agreement, with the balance payable over the five year term of the non-compete agreement.

Maxco will report a gain related to this transaction in its second quarter ending September 30, 1996, of approximately $23 million net of tax or $5.00 per share. Maxco has not formulated plans for the use of the net proceeds from this transaction.

As a result of the sale of Maxco's interest in FinishMaster, the Company retired its outstanding balance on its revolving line of credit. The credit agreement was subsequently amended to allow Maxco to borrow up to $14.0 million.

The Company believes that its current financial resources, together with cash generated from operations, its available resources under its line of credit, and the cash generated from the sale of FinishMaster will be adequate to meet cash requirements for the next year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES
                                  (CONTINUED)


MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to 1995

Net sales from continuing operations increased to $23.7 million compared to $23.0 million in last year's first quarter. First quarter results reflect a loss from continuing operations of $138,000 compared to a loss of $271,000 for the comparable period in 1995. Net income was $332,000 or $.06 per share compared to last year's $356,000 or $.07 per share.

The sales growth for the three months ended June 30, 1996 was primarily attributable to the construction supplies group and Wright Plastic Products. Sales increased $.6 million at Maxco's construction supplies businesses as a result of higher demand in the Wisconsin market area. Sales at Wright Plastics improved due to production on new sales contracts.

The loss from continuing operations was reduced from the prior year comparable period due to an improvement in operating earnings at Wright Plastics, primarily as a result of the increase in sales and an improvement in gross margin percentage at this unit.

A reduction in the sales level at Akemi, coupled with a lower gross margin percentage in the current year, caused this unit, however to experience a $300,000 higher operating loss in 1996 compared to the first quarter of 1995.

The increase in interest expense was primarily due to increased borrowings under the company's line of credit and borrowings for recently completed capital improvements at Akemi and Wisconsin Wire & Steel.

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

10.5 Second amendment to the amended and restated loan agreement between Comerica Bank and Maxco, Inc., dated as of September 8, 1995, is hereby incorporated by reference from registrants Form 10-Q dated November 10, 1995.

10.6 Third amendment to the amended and restated loan agreement between Comerica Bank and Maxco, Inc., dated as of May 15, 1996, is hereby incorporated by reference from registrants Form 10-K dated June 18, 1996.


10.7* Fourth amendment to amended and restated loan agreement dated as of July 9, 1996.

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


                                         MAXCO, INC.




Date  August 9, 1996                     /s/ VINCENT SHUNSKY
    ------------------                   -----------------------------------
                                         Vincent Shunsky, Vice President-Finance
                                         and Treasurer (Principal Financial and
                                         Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                  Description
- -------                 -----------
 10.7 Fourth amendment to amended and restated loan agreement dated as of July 9, 1996.

 11             Statement Re:  Computation of Per Share Earnings

 27             Financial Data Schedule