Form 10-Q
period 1996-09-30
MAXCO INC
filed 1996-11-14
CIK 78966

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

                                Yes  X     No
                                   -----     -----

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.



          Class                        Outstanding at September 30, 1996
          -----                        ---------------------------------

       Common Stock                              3,706,880 shares





================================================================================

                                     PART I

                             FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEETS
                          MAXCO, INC. AND SUBSIDIARIES


                                                                 September 30,   March 31,
                                                                     1996          1996
                                                                                (Restated-
                                                                                 Note 2)
                                                                 -------------------------
                                                                       (in thousands)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                       $ 1,588          $   768
 Marketable securities--Note 4                                    17,891
 Accounts and notes receivable, less allowance of
  $392,000 in 1996 ($351,000 at March 31, 1996)                   14,115            7,420
 Inventories--Note 3                                               5,409            4,529
 Prepaid expenses and other                                          160              363
 Net current assets of discontinued businesses--Note 2             1,332           26,286
                                                                 -------        ---------
                                      TOTAL CURRENT ASSETS        40,495           39,366
MARKETABLE SECURITIES - LONG TERM--Note 4                         20,648           15,419
PROPERTY AND EQUIPMENT
 Land                                                                470              470
 Buildings                                                         6,646            6,447
 Machinery, equipment, and fixtures                                8,973            7,893
                                                                 -------        ---------
                                                                  16,089           14,810
 Allowances for depreciation                                      (6,195)          (4,992)
                                                                 -------        ---------
                                                                   9,894            9,818
OTHER ASSETS
 Investments                                                       3,085            3,056
 Notes and contracts receivable and other                          3,707            1,072
 Intangibles                                                       1,005            1,044
 Net non-current assets of discontinued businesses--Note 2         3,277            9,843
                                                                 -------        ---------
                                                                  11,074           15,015
                                                                 -------        ---------
                                                                 $82,111          $79,618
                                                                 =======        =========


                                                                 September 30,   March 31,
                                                                     1996          1996
                                                                                (Restated-
                                                                                 Note 2)
                                                                 -------------------------
                                                                       (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                                                     $   226         $   236
 Accounts payable                                                    8,583           5,281
 Employee compensation                                               1,399             868
 Taxes, interest, and other liabilities                             17,020             278
 Current maturities of long-term obligations                         1,332           1,150
                                                                 ---------      ----------
                             TOTAL CURRENT LIABILITIES              28,560           7,813

LONG-TERM OBLIGATIONS, less current maturities--Note 5               7,536          26,903
DEFERRED INCOME TAXES                                                5,143           8,476
INTERESTS OF MINORITY HOLDERS IN
 DISCONTINUED BUSINESS                                                              10,304
STOCKHOLDERS' EQUITY
 Preferred stock:
  Series Two: 12% cumulative redeemable, convertible,
   $50 par value; 18,000 shares issued                                 900             900
  Series Three: 10% cumulative redeemable, $60 face
   value; 15,986 shares issued and outstanding
   (16,050 at March 31, 1996)                                          750             754
 Common stock, $1 par value; 10,000,000 shares
  authorized, 3,706,880 issued shares (4,227,442 at
  March 31, 1996)                                                    3,707           4,227
 Additional paid-in capital                                                            686
 Net unrealized gain on marketable securities                        3,006           5,294
 Retained earnings                                                  32,509          14,261
                                                                 ---------      ----------
                                                                    40,872          26,122
                                                                 ---------      ----------
                                                                 $  82,111      $   79,618
                                                                 =========      ==========

See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES


                                                         Three Months Ended September 30,
                                                                1996           1995
                                                            (Unaudited)    (Unaudited)
                                                                            (Restated-
                                                                              Note 2)
                                                          --------------  --------------
                                                                  (in thousands,
                                                              except per share data)
Net sales                                                     $20,793           $17,727
Costs and expenses:
  Cost of sales and operating expenses                         17,297            14,559
  Selling, general and administrative                           2,685             2,672
  Depreciation and amortization                                   345               270
                                                           ----------        ----------
                                                               20,327            17,501
                                                           ----------        ----------
            OPERATING EARNINGS                                    466               226
Other income (expense)
  Gain on sale of subsidiary                                   35,242
  Investment income                                               402                 5
  Interest expense                                               (194)             (468)
                                                           ----------        ----------
    INCOME (LOSS) FROM CONTINUING OPERATIONS
              BEFORE FEDERAL INCOME TAXES                      35,916              (237)
Federal income tax expense (benefit)                           13,485               (92)
                                                           ----------        ----------
    INCOME (LOSS) FROM CONTINUING OPERATIONS                   22,431              (145)
Income (loss) from discontinued businesses--Note 2                (66)              251
                                                           ----------        ----------
             NET INCOME                                        22,365               106
Less preferred stock dividend and other                           (51)              (51)
                                                           ----------        ----------
             NET INCOME APPLICABLE
               TO COMMON STOCK                                $22,314           $    55
                                                           ==========        ==========
NET INCOME (LOSS) PER COMMON SHARE--Primary
  Continuing operations                                       $  5.59           $  (.05)
  Discontinued businesses                                        (.02)              .06
                                                           ----------        ----------
                                                              $  5.57           $   .01
                                                           ==========        ==========
NET INCOME (LOSS) PER COMMON SHARE--Fully Diluted
 Continuing operations                                        $  5.29
 Discontinued businesses                                         (.02)
                                                           ----------
                                                              $  5.27
                                                           ==========
Weighted average number of shares of common stock and
common stock equivalents outstanding                            4,004             4,384
                                                           ==========        ==========

See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES


                                                            Six Months Ended September 30,
                                                                 1996             1995
                                                              (Unaudited)      (Unaudited)
                                                                                (Restated-
                                                                                 Note 2)
                                                             -----------------------------
                                                                   (in thousands,
                                                                except per share data)
Net sales                                                       $39,990           $36,765
Costs and expenses:
 Cost of sales and operating expenses                            33,367            30,212
 Selling, general and administrative                              5,265             5,329
 Depreciation and amortization                                      671               521
                                                             ----------        ----------
                                                                 39,303            36,062
                                                             ----------        ----------
            OPERATING EARNINGS                                      687               703
Other income (expense)
 Gain on sale of subsidiary                                      35,242
 Investment income                                                  406                 9
 Interest expense                                                  (714)             (905)
                                                             ----------        ----------
    INCOME (LOSS) FROM CONTINUING OPERATIONS
              BEFORE FEDERAL INCOME TAXES                        35,621              (193)
Federal income tax expense (benefit)                             13,388               (86)
                                                             ----------        ----------
      INCOME (LOSS) FROM CONTINUING OPERATIONS                   22,233              (107)
Income from discontinued businesses--Note 2                         464               569
                                                             ----------        ----------
            NET INCOME                                           22,697               462
Less preferred stock dividend and other                            (102)             (102)
                                                             ----------        ----------
             NET INCOME APPLICABLE
               TO COMMON STOCK                                  $22,595           $   360
                                                             ==========        ==========
NET INCOME (LOSS) PER COMMON SHARE--Primary
   Continuing operations                                        $  5.32           $  (.05)
   Discontinued businesses                                          .11               .13
                                                             ----------        ----------
                                                                $  5.43           $   .08
                                                             ==========        ==========

NET INCOME (LOSS) PER COMMON SHARE--Fully Diluted
   Continuing operations                                        $  5.05
   Discontinued businesses                                          .11
                                                             ----------
                                                                $  5.16
                                                             ==========
   Weighted average number of shares of common stock and
   common stock equivalents outstanding                           4,160             4,392
                                                             ==========        ==========


See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                          MAXCO, INC. AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF CASH FLOWS
MAXCO, INC. AND SUBSIDIARIES
                                                                              Six Months Ended September 30,
                                                                                  1996                   1995
                                                                              (Unaudited)            (Unaudited)
                                                                                                      (Restated-
                                                                                                       Note 2)
                                                                            -------------------------------------
                                                                                       (in thousands)
OPERATING ACTIVITIES
 Net Income                                                                     $ 22,697                  $  462
 Income from Discontinued Businesses                                                (464)                   (569)
                                                                            ------------        ----------------
 Income (Loss) from Continuing Operations                                         22,233                    (107)
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
      Advance to discontinued business                                              (152)                 (1,491)
      Gain of sale of subsidiary                                                 (35,242)
      Deferred taxes                                                              (2,152)
      Depreciation                                                                   630                     478
      Amortization                                                                    41                      43
      Changes in operating assets and liabilities:
          Accounts receivable                                                     (6,143)                 (4,164)
          Inventories                                                               (880)                   (969)
          Prepaid expenses and other                                                 202                    (148)
          Accounts payable and other current liabilities                          15,864                   2,398
                                                                            ------------        ----------------
                     NET CASH USED IN OPERATING ACTIVITIES                        (5,599)                 (3,960)
INVESTING ACTIVITIES
  Investment in long term marketable securities                                  (26,529)
  Investment in real estate company                                                                       (2,588)
  Cash received from sale of subsidiary                                           58,517
  Purchases of property and equipment                                               (739)                 (1,429)
  Other                                                                               13                      (9)
                                                                            ------------        ----------------
    NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES                           31,262                  (4,026)
FINANCING ACTIVITIES
  Redemption of preferred stock                                                       (4)
  Proceeds from long-term obligations                                                446                   8,351
  Repayments on long-term obligations and notes payable                          (19,630)                   (287)
  Proceeds from exercise of stock options                                            170                      10
  Acquisition and retirement of common stock                                      (5,723)                   (434)
  Dividends paid on preferred stock                                                 (102)                   (102)
                                                                            ------------        ----------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          (24,843)                  7,538
                                                                            ------------        ----------------
       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              820                    (448)
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              768                     647
                                                                            ------------        ----------------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  1,588                  $  199
                                                                            ============        ================

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAXCO, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1996




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

  The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. The effect of stock options and potential conversion of redeemable convertible preferred stock was antidilutive for the three and six months ended September 30, 1995.

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

NOTE 2 - DISCONTINUED BUSINESSES

  On July 9, 1996, Maxco completed an agreement to sell its 4,045,000 shares (67 percent interest) of FinishMaster, Inc. and for Maxco to enter into an agreement not to compete for a total consideration of $62.6 million. More than 90 percent of the total consideration was in cash, including an initial payment on the non-compete agreement, with the balance payable over the five year term of the non-compete agreement. As a result of this transaction, an after tax gain of $22.0 million was recognized in the second quarter.

  Effective October 31, 1996, Maxco sold the business and substantially all the assets (consisting principally of accounts receivable, inventory and fixed assets) of Maxco's wholly owned subsidiary, Wright Plastic Products, Inc., including substantially all the assets of Wright's subsidiary, Pacer Tool and Mold, Inc. to Plastic Acquisition Co. LLC, a privately held company who will continue to operate as Wright Plastic Products. The assets of approximately $10 million were purchased for cash, assumption of certain liabilities and a note. The assets were sold at approximately book value.

                          MAXCO, INC. AND SUBSIDIARIES


NOTE 2 - Discontinued Businesses - Continued
  As a result of the sale, the results of operations for Wright, previously representing the automotive components products portion of the manufactured product segment, have been reported separately as discontinued operations in the consolidated statements of operations. Prior year consolidated financial statements have been restated to include Wright Plastics as a discontinued unit.

  Selected operating results for Maxco's discontinued businesses (Wright and FinishMaster) are presented in the following table for the three and six month periods ended September 30.


                                    Three Months Ended     Six Months Ended
                                      September 30,         September 30,
                                     1996       1995       1996       1995
                                   ---------  ---------  ---------  ---------
                                      (in thousands)        (in thousands)
Net sales                            $4,318    $31,151    $42,000    $58,623
Cost and expenses                     4,417     30,280     40,942     56,779
                                   --------   --------   --------   --------
Income before income taxes              (99)       871      1,058      1,844
Income tax expense (benefit)            (33)       312        365        662
                                   --------   --------   --------   --------
Net income                              (66)       559        693      1,182
Minority interest in net earnings
  of discontinued businesses                      (308)      (229)      (613)
                                   --------   --------   --------   --------
Total income (loss) from
  discontinued businesses            $  (66)   $   251    $   464    $   569
                                   ========   ========   ========   ========

Net assets of Maxco's discontinued businesses at September 30, 1996 and March 31, 1996 were:


                                                   September 30,     March 31,
                                                       1996            1996
                                                   ----------------------------
                                                        (in thousands)
Current assets                                          $ 4,448      $ 45,512
Current liabilities                                      (3,116)      (19,226)
                                                   ------------  ------------
  Net current assets                                      1,332        26,286
                                                   ------------  ------------
Property and equipment                                    4,316        10,921
Intangible and other                                      1,267        21,216
Non-current liabilities                                  (2,306)      (22,294)
                                                   ------------  ------------
Net non-current assets of discontinued business           3,277         9,843
                                                   ------------  ------------
  Net assets                                            $ 4,609      $ 36,129
                                                   ============  ============

                          MAXCO, INC. AND SUBSIDIARIES



NOTE 3 - Inventories
  The major classes of inventories, at the dates indicated were as follows:


                               September 30,                 March 31,
                                  1996                         1996
                               -----------                   ---------
                               (Unaudited)               (Restated-Note 2)
                                            (In Thousands)
           Raw materials            $1,110                       $955
           Finished goods and
            work in progress         1,938                      1,995
           Purchased products
            for resale               2,361                      1,579
                               -----------                  ---------
                                    $5,409                     $4,529
                               ===========                  =========



NOTE 4 - Marketable Securities
  The Company classifies its marketable securities as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Application of this method resulted in an unrealized gain net of deferred tax of approximately $3.0 million and $5.3 million being reported as part of stockholders' equity at September 30, 1996 and March 31, 1996, respectively.

  The following is a summary of marketable securities held at September 30, 1996.


                                       Gross       Gross
                          Amortized  Unrealized  Unrealized  Estimated
                            Cost       Gains        Loss     Fair Value
                          ---------  ----------  ----------  ----------
                                         (in thousands)
Medar, Inc. Common Stock    $ 7,396    $  4,549       $         $11,945
Corporate Securities         17,374                      21      17,353
U.S. Government Notes         9,214          27                   9,241
                          ---------  ----------  ----------  ----------
                            $33,984    $  4,576       $  21     $38,539
                          =========  ==========  ==========  ==========

At September 30, 1996, Maxco owned 1,737,405 shares of Medar's common stock (aggregate market value of $11.9 million) representing less than 20% of Medar's total common stock outstanding. Subsequent to September 30, 1996, Maxco purchased in excess of 150,000 shares of Medar stock bringing its ownership percentage to over 20%. As a result, Maxco will no longer report its Medar stock as marketable securities and will revert to recording its ownership of Medar stock on an equity basis beginning in the quarter ended December 31, 1996.

                          MAXCO, INC. AND SUBSIDIARIES


  The amortized cost and estimated fair value of marketable securities at September 30, 1996, by contractual maturity is as follows:


                                        Amortized  Estimated
                                          Cost     Fair Value
                                           (in thousands)
Available-for-Sale
Medar, Inc. Common Stock                  $ 7,396     $11,945
Due in one year or less                    17,921      17,891
Due after one year through five years       4,485       4,499
Due after five years through ten years      4,182       4,204
                                        ---------   ---------
                                          $33,984     $38,539
                                        =========   =========

NOTE 5 - Long-Term Debt
  As a result of the sale of FinishMaster on July 9, 1996, Maxco's revolving line of credit was reduced to zero at that date. Maxco's revolving credit agreement allows Maxco to borrow up to $12.0 million on an unsecured basis. There was no balance outstanding under this line on September 30, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          MAXCO, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1996



MATERIAL CHANGES IN FINANCIAL CONDITION

Maxco's cash and cash equivalents increased $820,000 in the first six months of 1996, primarily due to the Company's investing activities.

On July 9, 1996, Maxco completed an agreement to sell its 67 percent interest in FinishMaster, Inc. The agreement called for Maxco to sell its 4,045,000 shares of FinishMaster and for Maxco to enter into an agreement not to compete for a total consideration of $62.6 million. More than 90 percent of the total consideration was in cash, including an initial payment on the non-compete agreement, with the balance payable over the five year term of the non-compete agreement. As a result of this transaction, an after tax gain of $22.0 million was reported during the second quarter.

$21.3 million of the proceeds were used to retire Maxco's revolving line of credit on that date. The credit agreement was subsequently amended to allow Maxco to borrow up to $12.0 million on an unsecured basis. Remaining net proceeds from the sale were invested in marketable securities.

Financing activities other than the repayment of debt was the acquisition and retirement of approximately 608,000 shares of Maxco's common stock for $5.7 million. Net cash used in operating activities was $5.6 million because of the seasonal increase in accounts receivable and inventory offset by taxes due on the FinishMaster sale.

Effective October 31, 1996, Maxco sold the business and substantially all the assets of Wright Plastic Products, Inc. The assets of approximately $10 million were purchased for cash, the assumption of certain liabilities, and a note.

The Company believes that its current financial resources, together with cash generated from operations, cash received from the sale of its discontinued businesses, and its available resources under its unsecured line of credit will be adequate to meet its cash requirements for the next year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES
                                  (CONTINUED)


MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to 1995

Net sales from continuing operations increased to $20.8 million compared to $17.7 million in last year's second quarter. Second quarter results reflect earnings from continuing operations of approximately $22.4 million compared to a loss of $145,000 for the comparable period in 1995. Net income was $22.4 million or $5.27 per share on a fully diluted basis compared to last year's $106,000 or $.01 per share.

The sales growth for the three months ended September 30, 1996, was primarily attributable to the construction supplies group (Ersco and Wisconsin Wire). Sales increased $2.2 million at Maxco's construction supplies businesses as a result of increased market share.

The most significant impact on earnings during the quarter was the recognition of a $22.0 million after tax gain on the sale of Maxco's 4,045,000 shares (67 percent interest) of FinishMaster common stock which Maxco sold on July 9, 1996.

Earnings from operations improved from the prior year due to higher operating earnings at Pak-Sak, primarily as a result of an $800,000 increase in sales caused by increased market penetration and an improvement in gross margin percentage at this unit.

Operating earnings at the construction supplies group were comparable with 1995 despite their $2.2 million increase in sales. Gross margin percentage at this unit was reduced as a result of a highly competitive market for the resteel portion of their business.

Another significant impact to the improvement in net income was the generation of interest income during the current quarter as a result of the investment of the cash proceeds for the sale of Maxco's interest in FinishMaster. Interest expense was reduced also as a portion of the proceeds were used to retire $21.3 million in debt under its revolving line of credit agreement.

Six Months Ended September 30, 1996 Compared to 1995

Net sales from continuing operations increased to $40.0 million compared to $36.8 million in last year's six month period. Six month results reflect earnings from continuing operations of $22.2 million compared to a loss of $107,000 for the comparable period in 1995. Net income was $22.7 million or $5.16 on a fully diluted basis per share compared to last year's $462,000 or $.08 per share.

The primary contribution to the increase in volume for the six months was the construction supplies group. Sales increased $2.7 million at Maxco's construction supplies businesses as a result of increased market share. Sales also improved at Pak-Sak due to improved market share during this period.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES
                                  (CONTINUED)


The most significant impact on income from continuing operations for this six month period was the recognition of a $22.0 million after tax gain on the sale of Maxco's 4,045,000 shares (67 percent interest) of FinishMaster stock which occurred on July 9, 1996.

Earnings from operations decreased slightly from the comparable period of the prior year, despite the increased volumes experienced by the Company during the first six months. An increase in operating earnings at Pak-Sak, due primarily to its sales volume increase, was offset by a reduction in operating earnings at Akemi.

Akemi experienced a $250,000 greater operating loss in 1996, compared to the first six months of 1995. This was due to a reduction in sales volume, coupled with a lower gross margin percentage than the prior year. In addition, operating earnings at the construction supplies group increased modestly despite the sales volume increase for this unit. Operating earnings at this unit were affected due to gross margin percentage at this unit being reduced due to a highly competitive market for the resteel portion of their business.

Generation of interest income coupled with reduction in interest expense during this period contributed to the improvement in earnings for the respective period.

                                    PART II

                               OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders was held on August 27, 1996. The matters voted upon were the election of directors and other business which may come before the meeting (of which there was none). The results of the votes were as follows:



                                  For         Withheld
                               ---------     ---------
         Max A. Coon           4,108,455       18,290
         Eric L. Cross         4,093,403       33,342
         Charles J. Drake      4,113,903       12,842
         Joel I. Ferguson      4,091,903       34,842
         Richard G. Johns      4,113,903       12,842
         Vincent Shunsky       4,113,888       12,857
         J. Michael Warren     4,113,903       12,842
         James F. White        4,095,703       31,042
         Andrew S. Zynda       4,095,988       30,757


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

10.7 Fourth amendment to amended and restated loan agreement dated as of July 9, 1996 is hereby incorporated by reference from registrants Form 10-Q dated August 9, 1996.

10.8 Stock Purchase Agreement (sale of FinishMaster, Inc.) effective July 9, 1996, is hereby incorporated by reference from registrants Form 10-K dated June 18, 1996.

10.9*    Asset purchase agreement - Wright Plastic Products, Inc.

10.10* Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996.


11*      Statement Re:  Computation of Per Share Earnings

27*      Financial Data Schedule

         A report on Form 8-K was filed, dated July 9, 1996, disclosing that Maxco had completed an agreement to sell its 67 percent interest in FinishMaster, Inc.






*Filed herewith

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MAXCO, INC.




Date  November 14, 1996          \S\ VINCENT SHUNSKY
      -----------------          ---------------------------------------
                                 Vincent Shunsky, Vice President-Finance
                                 and Treasurer (Principal Financial and
                                 Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT NO.     DESCRIPTION
-----------     -----------
10.9            Asset Purchase Agreement
10.10           Amended and restated loan agreement between Comerica Bank and
                Maxco, Inc. dated September 30, 1996.
11              Computation of per share earnings
27              Financial Data Schedule