Form 10-Q
period 1996-12-31
MAXCO INC
filed 1997-02-14
CIK 78966

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                    FOR THE QUARTER ENDED DECEMBER 31, 1996


                         Commission File Number 0-2762


                                  MAXCO, INC.
             (Exact Name of Registrant as Specified in its Charter)



                   Michigan                                    38-1792842
        -------------------------------                  ----------------------
        (State or other Jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                   Identification Number)


                  1118 Centennial Way
                   Lansing, Michigan                          48917
      (Address of principal executive offices)              (Zip Code)



     Registrant's Telephone Number, including area code:  (517) 321-3130
                                                          --------------




Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.

                          Yes   X       No
                              -----        -----


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.




                    Class      Outstanding at December 31, 1996
                 ------------  --------------------------------

                 Common Stock           3,682,780 shares

================================================================================

                                   PART I

                            FINANCIAL INFORMATION

                         CONSOLIDATED BALANCE SHEETS
                        MAXCO, INC. AND SUBSIDIARIES


                                                        December 31,  March 31,
                                                              1996       1996
                                                                      (Restated-
                                                                       Note 2)
                                                        ------------------------
                                                               (in thousands)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                  $ 3,322     $   735
 Marketable securities--Note 4                                4,510
 Accounts and notes receivable, less allowance of
  $352,000 in 1996 ($327,000 at March 31, 1996)              11,452       6,699
 Inventories--Note 3                                          3,836       3,729
 Prepaid expenses and other                                      36         345
 Net current assets of discontinued businesses--Note 2          668      27,169
                                                            -------   ---------
                                      TOTAL CURRENT ASSETS   23,824      38,677
MARKETABLE SECURITIES - LONG TERM--Note 4                     9,277
PROPERTY AND EQUIPMENT
 Land                                                           470         470
 Buildings                                                    6,569       6,399
 Machinery, equipment, and fixtures                           8,033       6,876
                                                            -------   ---------
                                                             15,072      13,745
 Allowances for depreciation                                 (5,895)     (4,506)
                                                            -------   ---------
                                                              9,177       9,239
OTHER ASSETS
 Investments - Note 5                                         6,246       8,177
 Notes and contracts receivable and other                     4,655         942
 Intangibles                                                    468         496
 Net non-current assets of discontinued businesses--Note 2    1,061      11,013
                                                            -------   ---------
                                                             12,430      20,628
                                                            -------   ---------
                                                            $54,708     $68,544
                                                            =======   =========

                                                     December 31,  March 31,
                                                          1996        1996
                                                                   (Restated-
                                                                    Note 2)
                                                     ------------------------
                                                           (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                                            $   226     $   236
 Accounts payable                                           4,185       4,778
 Employee compensation                                      1,242         821
 Taxes, interest, and other liabilities                     4,322         265
 Current maturities of long-term obligations                  659       1,026
                                                          -------     -------
                            TOTAL CURRENT LIABILITIES      10,634       7,126
LONG-TERM OBLIGATIONS, less current maturities              5,628      26,815
DEFERRED INCOME TAXES                                       2,708       4,973
INTERESTS OF MINORITY HOLDERS IN
 DISCONTINUED BUSINESS                                                 10,304
STOCKHOLDERS' EQUITY
 Preferred stock:
  Series Two: 12% cumulative redeemable, convertible,
   $50 par value; 18,000 shares issued - Note 8               900         900
  Series Three: 10% cumulative redeemable, $60 face
   value; 15,931 shares issued and outstanding
   (16,050 at March 31, 1996)                                 746         754
 Common stock, $1 par value; 10,000,000 shares
  authorized, 3,682,780 issued shares (4,227,442 at
  March 31, 1996)                                           3,683       4,227
 Additional paid-in capital                                               686
 Net unrealized gain on marketable securities                  39
 Retained earnings                                         30,370      12,759
                                                          -------     -------
                                                           35,738      19,326
                                                          -------     -------
                                                          $54,708     $68,544
                                                          =======     =======


See notes to consolidated financial statements

              CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)
                         MAXCO, INC. AND SUBSIDIARIES




                                                         Three Months Ended December 31,
                                                           1996                 1995
                                                        (Unaudited)          (Unaudited)
                                                                              (Restated-
                                                                               Note 2)
                                                    ------------------   ------------------
                                                     (in thousands, except per share data)
Net sales                                                     $ 15,955              $14,485
Costs and expenses:
  Cost of sales and operating expenses                          13,200               11,856
  Selling, general and administrative                            2,095                2,139
                                                              --------              -------
                                                                15,295               13,995
                                                              --------              -------
          OPERATING EARNINGS                                       660                  490
Other income (expense)                                            (526)              (2,208)
          INCOME (LOSS) FROM CONTINUING OPERATIONS            --------              -------
                       BEFORE FEDERAL INCOME TAXES                 134               (1,718)

Federal income tax expense (benefit)                                47                 (589)
                                                              --------              -------
          INCOME (LOSS) FROM CONTINUING OPERATIONS                  87               (1,129)
Income (loss) from discontinued businesses--Note 2                (693)                  54
                                                              --------              -------
                                        NET INCOME                (606)              (1,075)
Less preferred stock dividend                                      (51)                 (51)
                                                              --------              -------
          NET INCOME APPLICABLE
            TO COMMON STOCK                                       (657)              (1,126)
                                                              ========              =======
NET INCOME (LOSS) PER COMMON SHARE--Primary
  Continuing operations                                       $    .01              $  (.27)
  Discontinued businesses                                         (.18)                 .01
                                                              --------              -------
                                                              $   (.17)             $  (.26)
                                                              ========              =======
  Weighted average number of shares of common stock
  and common stock equivalents outstanding                       3,760                4,349
                                                              ========              =======

See notes to consolidated financial statements

              CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)
                         MAXCO, INC. AND SUBSIDIARIES




                                                         Nine Months Ended December 31,
                                                           1996                 1995
                                                        (Unaudited)          (Unaudited)
                                                                             (Restated-
                                                                               Note 2)
                                                     -------------------------------------
                                                     (in thousands, except per share data)
Net sales                                                      $54,172              $49,106
Costs and expenses:
  Cost of sales and operating expenses                          45,492               41,158
  Selling, general and administrative                            6,711                6,380
                                                               -------              -------
                                                                52,203               47,538
                                                               -------              -------
        OPERATING EARNINGS                                       1,969                1,568
Other income (expense)                                          34,633               (3,729)
                                                               -------              -------
          INCOME (LOSS) FROM CONTINUING OPERATIONS
                       BEFORE FEDERAL INCOME TAXES              36,602               (2,161)
Federal income tax expense (benefit)                            13,723                 (757)
                                                               -------              -------
          INCOME (LOSS) FROM CONTINUING OPERATIONS              22,879               (1,404)
Income (loss) from discontinued businesses--Note 2                (594)                 405
                                                               -------              -------
                                        NET INCOME              22,285                 (999)
Less preferred stock dividend                                     (153)                (153)
                                                               -------              -------
              NET INCOME APPLICABLE
                TO COMMON STOCK                                 22,132               (1,152)
                                                               =======              =======
NET INCOME (LOSS) PER COMMON SHARE--Primary
  Continuing operations                                        $  5.66              $  (.35)
  Discontinued businesses                                         (.15)                 .09
                                                               -------              -------
                                                                  5.51              $  (.26)
                                                               =======              =======
NET INCOME (LOSS) PER COMMON SHARE--Fully Diluted
  Continuing operations                                        $  5.37
  Discontinued businesses                                      $  (.14)
                                                               -------
                                                               $  5.23
                                                               =======
  Weighted average number of shares of common stock
  and common stock equivalents outstanding                       4,018                4,377
                                                               =======              =======

See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                          MAXCO, INC. AND SUBSIDIARIES




CONSOLIDATED STATEMENTS OF CASH FLOWS
MAXCO, INC. AND SUBSIDIARIES

                                                                      Nine Months Ended December 31,
                                                                               1996         1995
                                                                            (Unaudited)  (Unaudited)
                                                                                          (Restated-
                                                                                           Note 2)
                                                                            -----------  -----------
                                                                               (in thousands)
OPERATING ACTIVITIES
  Net Income                                                                  $  22,285    $   (999)
  (Income) loss  from Discontinued Businesses                                       594        (405)
                                                                              ---------    --------
  Income (Loss) from Continuing Operations                                       22,879      (1,404)
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Cash received in excess of gain recognized on sale of
        FinishMaster stock                                                       23,275
      Deferred taxes and other non-cash charges                                   1,184         297
      Changes in operating assets and liabilities                                (4,479)     (1,576)
                                                                              ---------    --------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             42,859      (2,683)
INVESTING ACTIVITIES
  Purchase of additional shares of Medar stock                                    (876)
  Investment in marketable securities                                          (13,641)
  Purchases of property and equipment                                             (781)      (2,987)
  Other                                                                            178       (2,665)
                                                                              ---------    --------
                              NET CASH USED IN INVESTING ACTIVITIES            (15,120)      (5,652)
FINANCING ACTIVITIES
  Redemption of preferred stock                                                     (8)          (2)
  Proceeds from long-term obligations                                              487        9,522
  Repayments on long-term obligations and notes payable                        (19,726)        (332)
  Proceeds from exercise of stock options                                          170           10
  Acquisition and retirement of common stock                                    (5,922)        (577)
  Dividends paid on preferred stock                                               (153)        (153)
                                                                              ---------    --------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (25,152)       8,468
                                                                              ---------    --------
                              INCREASE IN CASH AND CASH EQUIVALENTS              2,587          133
                   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                735          254
                                                                              ---------    --------
                         CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  3,322     $    387
                                                                              ========     ========

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAXCO, INC. AND SUBSIDIARIES
                               DECEMBER 31, 1996




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

  Previously issued financial statements have been restated as a result of the Company entering into certain transactions regarding its consolidated subsidiaries and its investment in Medar, Inc. (see Notes 2 and 5).

  The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Certain other amounts in the consolidated financial statements have been reclassified to conform with the current presentation. The effect of stock options and potential conversion of redeemable convertible preferred stock was antidilutive for the three months ended December 31, 1996 and the three and nine months ended December 31, 1995.

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

NOTE 2 - Discontinued Businesses

  On July 9, 1996, Maxco completed an agreement to sell its 4,045,000 shares (67 percent interest) of FinishMaster, Inc. and for Maxco to enter into an agreement not to compete for a total consideration of $62.6 million. More than 90 percent of the total consideration was in cash with the balance payable over the five year term of the non-compete agreement. As a result of this transaction, an after tax gain of $22.0 million was recognized in the second quarter.

                         MAXCO, INC. AND SUBSIDIARIES


  Effective October 31, 1996, Maxco sold the business and substantially all the assets (consisting principally of accounts receivable, inventory and fixed assets) of Maxco's wholly owned subsidiary, Wright Plastic Products, Inc., including substantially all the assets of Wright's subsidiary, Pacer Tool and
  Mold, Inc. to Plastic Acquisition Co. LLC, a privately held company.   The
  assets of approximately $10 million were purchased for cash, assumption of certain liabilities and a note. The assets were sold for an amount which approximates book value.

  Effective January 27, 1997, Maxco sold the business and certain assets (consisting of accounts receivable, inventory, fixed assets and intangibles) of Maxco's wholly owned subsidiary, Akemi, Inc. to Axson North America, a Houston based subsidiary of privately held Axson, S.A., based in Paris, France. Agreement of the sales price of approximately $2.0 million in cash was reached based on an arms-length negotiation. In addition, Maxco purchased approximately 7.4 percent of the capital stock of Axson, S.A. for approximately $1.9 million.

  As a result of these sales, the results of operations for these units have been reported separately as discontinued operations in the consolidated statements of operations for the current and prior periods.

NOTE 3 - Inventories
  The major classes of inventories, at the dates indicated were as follows:


                               December 31,                 March 31,
                                  1996                        1996
                               -----------                  ---------
                               (Unaudited)              (Restated-Note 2)
                                                          (in thousands)

        Raw materials                 $623                       $587
        Finished goods and
         work in progress            1,390                      1,574
        Purchased products
         for resale                  1,823                      1,568
                               -----------                  ---------
                                    $3,836                     $3,729
                               ===========                  =========


NOTE 4 - Marketable Securities
  The Company classifies its marketable securities as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Application of this method resulted in an unrealized gain, net of deferred tax, of approximately $39,000 being reported as part of stockholders' equity at December 31, 1996.

                          MAXCO, INC. AND SUBSIDIARIES

The following is a summary of marketable securities held at December 31, 1996.


                                      Gross        Gross
                       Amortized   Unrealized    Unrealized  Estimated
                         Cost         Gains         Loss     Fair Value
                       ---------   ----------    ----------  ----------
                                       (in thousands)
Corporate Securities     $ 6,810    $      40       $    61     $ 6,789
U.S. Government Notes      6,918           81             1       6,998
                       ---------   ----------    ----------  ----------
                         $13,728    $     121       $    62     $13,787
                       =========   ==========    ==========  ==========

The amortized cost and estimated fair value of marketable securities at December 31, 1996, by contractual maturity is as follows:


                                                Amortized  Estimated
                                                  Cost     Fair Value
                                                ---------------------
                                                   (in thousands)
Available-for-Sale
      Due in one year or less                     $ 4,561     $ 4,510
      Due after one year through five years         4,491       4,531
      Due after five years through ten years        4,676       4,746
                                                ---------   ---------
                                                  $13,728     $13,787
                                                =========   =========

NOTE 5 - Investment in Medar, Inc.

  During the three months ended December 31, 1996, Maxco purchased 156,000 shares of Medar stock bringing its ownership percentage to over 20%. Accordingly, the Company is required to change its method of carrying its Medar investment from a security available for sale under FASB 115 to the equity method for accounting for investments. At December 31, 1996, Maxco owned 1,893,405 shares of Medar's common stock (aggregate market value of $10.7 million).

  The financial statements have been restated to show Medar as an equity investment as if the change had occurred as of April 1, 1995, the date that Maxco first reported the Medar investment as available for sale under FASB
  115. The effect of the restatement was to decrease net income as reported previously for the three and nine months ended December 31, 1995, by $1,157,000 or $.27 per share for the three months and $1,543,000 or $.37 per share for the nine months. This restatement has required a reversal of the amount previously reflected as a separate component of stockholders equity which at September 30, 1996 amounted to $3 million.

NOTE 6 - Long-Term Debt
  As a result of the sale of the Company's FinishMaster stock on July 9, 1996, Maxco's revolving line of credit was reduced to zero at that date. Maxco's revolving credit agreement allows Maxco to borrow up to $12.0 million on an unsecured basis. There was no balance outstanding under this line on December 31, 1996.

                          MAXCO, INC. AND SUBSIDIARIES


NOTE 7 - Acquisition of Business

  Effective January 1, 1997, Maxco acquired the business and substantially all of the assets (consisting principally of accounts receivable, inventory and fixed assets) of Lansing, Michigan based Atmosphere Annealing, Inc. This entity was privately owned by four individuals, including a 25% ownership by the spouse of Maxco Chairman, Max A. Coon. Atmosphere Annealing provides metal heat treating to Midwestern industrial users and employs approximately 370 people at facilities in Lansing, Michigan; Canton, Ohio; and North Vernon, Indiana.

  The net assets were acquired for approximately $13 million subject to the audited financial statements of the seller as of December 31, 1996, which have not been issued at this date. The determination of the final purchase price will be made by February 28, 1997. The audited financial statements and proforma financial information will be filed at a later date.

  The consideration to be paid for these assets will consist of the assumption of funded debt of approximately $6.5 million, cash and the issuance of a subordinated note. Once the final purchase price is determined, the sellers will have received one half of the purchase price, net of funded debt assumed, in cash with the balance in the form of a subordinated note. At the preliminary closing of this transaction $3.0 million was paid to the sellers.

NOTE 8 - Redemption of Series Two Preferred Stock

  Effective January 1, 1997, the Company redeemed its entire issue of cumulative non-voting Series Two Preferred Stock. The redemption of this stock eliminated a class of stock which had rights to convert into approximately 230,000 shares of common stock. At the option of the holder, this redemption was accomplished in some cases by issuing shares of a newly established Series Four Preferred Stock which is redeemable, is non-voting, has no conversion rights, and will pay a dividend at the rate of 10% a year. Alternatively, certain holders of the Series Two Preferred Stock accepted payment in the form of an unsecured subordinated note which bears interest at the rate of 10% a year. In addition, 140,000 shares of common stock were exchanged in January 1997 for shares of the Series Four Preferred Stock.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES
                               DECEMBER 31, 1996



MATERIAL CHANGES IN FINANCIAL CONDITION

On July 9, 1996, Maxco completed an agreement to sell its 67 percent interest in FinishMaster, Inc. The agreement called for Maxco to sell its 4,045,000 shares of FinishMaster and for Maxco to enter into an agreement not to compete for a total consideration of $62.6 million. More than 90 percent of the total consideration was in cash, with the balance payable over the five year term of the non-compete agreement. As a result of this transaction, an after tax gain of $22.0 million was reported during the second quarter and in the nine-months ended December 31, 1996.

$21.3 million of the proceeds were used to retire Maxco's revolving line of credit on that date. The credit agreement was subsequently amended to allow Maxco to borrow up to $12.0 million on an unsecured basis (none of which was outstanding at December 31, 1996). Remaining net proceeds from the sale were invested in marketable securities.

Financing activities other than the repayment of debt were the acquisition and retirement of approximately 600,000 shares of Maxco's common stock for $5.9 million through December 31, 1996. Net cash provided by operating activities was $43.0 million resulting primarily from the sale of FinishMaster stock.

During the three months ended December 31, 1996, Maxco purchased 156,000 shares of Medar stock bringing its ownership percentage to over 20%. Accordingly, the company was required to change its method of carrying its Medar investment from a security available for sale under FASB 115 to an equity investment. The financial statements have been restated to show Medar as an equity investment as if the change had occurred as of April 1, 1995. The effect of the restatement was to decrease net income as reported previously for the three months ended December 31, 1995 by $1,157,000 or $.27 per share and $1,543,000 or $.37 per share for the nine months ended December 31, 1995. This restatement has required the reversal of the amount previously reflected as a separate component of stockholders equity which at September 30, 1996 amounted to $3 million.

Effective October 31, 1996, Maxco sold the business and substantially all the assets of Wright Plastic Products, Inc. The assets of approximately $10 million were purchased for cash, the assumption of certain liabilities, and a note.

Subsequent to December 31, 1996, Maxco sold the business and certain assets of Akemi, Inc. for approximately $2.0 million in cash. In addition, Maxco purchased approximately 7.4% of the capital stock of Axson, S.A. for $1.9 million. Results of operations for Akemi, Wright and FinishMaster have been classified as discontinued businesses in the accompanying financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES
                                  (CONTINUED)


The recent divestitures of Akemi and Wright have eliminated operations that had posted operating losses during the last two years. For the nine months ended December 31, 1996, Akemi incurred a net loss of $1.2 million and Wright recorded net earnings of approximately $100,000. In the comparable period of the prior year, Akemi incurred a net loss of $500,000 while Wright's net loss for that period was approximately $900,000. Offsetting these losses was the net income contributed by FinishMaster's operations. For the nine months ended December 31, 1996, this contribution amounted to $470,000 compared to net earnings for the same period of the prior year of $1.8 million. The net amount of these losses have been included in the statement of operations under the caption income (loss) from discontinued businesses.

Subsequent to December 31, 1996, Maxco completed several transactions that will impact its future performance.

Effective January 1, 1997, Maxco acquired the business and assets of Atmosphere Annealing, Inc., a Lansing based metal heat treating company with annual revenues of approximately $27 million. It additionally acquired a 50% interest in a new limited liability company which owns and develops real estate in central Michigan and purchased 15 percent of the common stock of Strategic Interactive, which provides web based training, education and other corporate communication solutions.

Maxco also redeemed in January 1997, its series two preferred stock, eliminating a class of stock which had rights to convert into approximately 230,000 shares of common stock. This redemption was accomplished by either, at the option of the holder, issuing shares of series four preferred stock which is redeemable but has no conversion rights or issuing subordinated debt. The Company also acquired and retired 140,000 shares of its common stock in exchange for shares of series four preferred stock.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES
                                  (CONTINUED)


MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 Compared to 1995

Net sales from continuing operations increased to $15.9 million compared to $14.5 million in last year's third quarter. Third quarter results reflect income from continuing operations of approximately $87,000 compared to a loss of $1,129,000 for the comparable period in 1995. The current period reflects a net loss of $606,000 or $.17 per share compared to last year's net loss of $1,075,000 or $.26 per share. Prior year results have been restated to reflect Maxco's change in its accounting for its investment in Medar from a security available for sale under FASB 115 to an equity investment. The effect of these restatements was to reduce net income as reported previously in 1995 by $1,157,000 or $.27 per share.

The sales growth for the three months ended December 31, 1996, was primarily attributable to the construction supplies group (Ersco and Wisconsin Wire). Sales increased $1.2 million at Maxco's construction supplies businesses as a result of increased market share.

Operating earnings increased for the three months primarily because of the higher volume in the current period. Operating earnings were impacted, however at the construction supplies group as gross margin percentage at this unit was lower than those of the comparable prior period as a result of a highly competitive market for the resteel portion of their business.

Higher operating earnings were recognized at Pak-Sak during this period primarily as a result of an increase in sales caused by a changing customer mix and an improvement in gross margin percentage at this unit.

A significant improvement in income from continuing operations was achieved due to a lower level of losses from other income and expense items during the current period. A principal cause of this improvement was that interest income was generated as a result of the investment earnings of the cash proceeds for the sale of Maxco's interest in FinishMaster. Interest expense was also reduced as a portion of these proceeds were used to retire $21.3 million in debt under Maxco's revolving line of credit. Additionally, operating results at Medar during this current period contributed to the year to year improvement.

Losses from discontinued businesses for the three month period increased as a result of operating losses incurred at Akemi.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES
                                  (CONTINUED)


Nine Months Ended December 31, 1996 Compared to 1995

Net sales from continuing operations increased to $54.2 million compared to $49.1 million in last year's nine month period. Nine month results reflect earnings from continuing operations of $22.9 million compared to a loss of $1,404,000 for the comparable period in 1995. Net income was $22.3 million or $5.23 on a fully diluted basis per share compared to a net loss of $999,000 or $.26 per share. Prior year results have been restated to reflect Maxco's change in its accounting for its investment in Medar from a security available for sale under FASB 115 to an equity investment. The effect of this restatement was to reduce net income as reported previously for the nine months ended December 31, 1995 by $1,543,000 or $.37 per share.

The primary contribution to the increase in volume for the nine months was the construction supplies group. Sales increased $3.9 million at Maxco's construction supplies businesses as a result of increased market share. Sales also improved at Pak-Sak due to improved market share during this period.

Increased volumes experienced by the Company during the first nine months allowed earnings from operations to increase from the comparable period of the prior year. An increase in operating earnings at Pak-Sak, due primarily to its sales volume increase, was offset partially by a reduction in operating earnings for the construction supplies group. Operating earnings at the
construction supplies   group decreased despite the sales volume increase for
this unit as gross margin percentage was lower than those of the comparable period due to a highly competitive market for the resteel portion of their business.

A significant improvement in income from continuing operations was the recognition of other income of $34.6 million for the nine months ended December 31, 1996, compared to a loss of $3,729,000 in the prior nine months. This improvement was due primarily to the recognition of approximately a $35 million pre tax gain on the sale of Maxco's interest in FinishMaster stock which occurred on July 9, 1996. In addition, interest income was generated in the current period as a result of the investment of the cash proceeds received from the sale of Maxco's interest in FinishMaster. Interest expense was also reduced as a portion of these proceeds were used to retire $21.3 million in debt under Maxco's revolving line of credit. Additionally, operating results at Medar during this current period contributed to the year to year improvement.

Losses from discontinued businesses for the nine month period increased from the prior year primarily as a result of operating losses, through the date of sale for Akemi.

                                    PART II

                               OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         Effective January 1, 1997, the Company redeemed all 18,000 shares of its previously issued Series Two Preferred Stock. The redeemed shareholders had the option of exchanging their shares for newly issued Series Four Preferred Stock or for a subordinated note of equal face value. 24,688 shares of Series Four Preferred Stock with face values of $51.50 and 4 notes with a total value of $582,000 were issued to the ten former Series Two Preferred Stockholders.

         Two common stockholders, Douglas E. Crist and Lewis D. Johns, also received 21,746 shares of Series Four Preferred Stock in exchange for 140,000 shares of common stock. There were no underwriters or brokers involved in the transaction and no commissions were paid. The Company relied on Section 3(a)(9) of the Securities Act of 1933 for exemption of the securities from registration.

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

4.3* Resolution authorizing the redemption of Series Two Preferred Stock and establishing Series Four Preferred Stock and the terms of the subordinated notes.

                                   PART II
                        OTHER INFORMATION (CONTINUED)

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

10.9 Asset purchase agreement - Wright Plastic Products, Inc. is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.

10.10 Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996 is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.

10.11 Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from registrants Form 8-K dated January 17, 1997.

10.12*   Asset purchase agreement  - Axson North America, Inc.

11*      Statement Re:  Computation of Per Share Earnings

27*      Financial Data Schedule


*Filed herewith

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MAXCO, INC.




Date  February 14, 1997          \S\ VINCENT SHUNSKY
      -----------------          ---------------------------------------
                                 Vincent Shunsky, Vice President-Finance
                                 and Treasurer (Principal Financial and
                                 Accounting Officer)

                                EXHIBIT INDEX



4.3     Memorandum of Action By Written Consent of the Board of Directors

10.12   Asset Purchase Agreement

11      Statement Re: Computation of Per Share Earnings

27      Financial Data Schedule