Form 10-K
period 1997-03-31
MAXCO INC
filed 1997-06-06
CIK 78966

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                to
                                      -----------    ------------


                         Commission File Number 0-2762
                                                ------

                                  MAXCO, INC.
             (Exact Name of Registrant as Specified in its Charter)


                             Michigan                                           38-1792842
                             --------                                           ----------
(State or other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer Identification Number)

        1118 Centennial Way, Lansing, Michigan                                    48917
----------------------------------------------                                    -----
(Address of principal executive offices)                                       (Zip Code)

Registrant's Telephone Number, including area code:                           (517) 321-3130
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

                     Yes   X     No
                         ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 30, 1997:
$13,887,000.

At April 30, 1997, there were outstanding 3,517,680 shares of Registrant's common stock.

                      Documents Incorporated By Reference
                      -----------------------------------

Portions of the annual proxy statement for the year ended March 31, 1997 are incorporated by reference into Part III.

================================================================================

                                  MAXCO, INC.
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS





ITEM                                                                           PAGE
----   ---------------------------------------------------------------------   ----
 1     Business                                                                  3

 2     Properties                                                                6

 3     Legal Proceedings                                                         6

 4     Submission of Matters to a Vote of Security Holders                       6

 5     Market for Registrant's Common Equity and Related Shareholder Matters     7

 6     Selected Financial Data                                                   8

 7     Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                     9

 8     Financial Statements and Supplemental Data                               13

 9     Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                                      13

10     Directors and Executive Officers of the Registrant                       13

11     Executive Compensation                                                   13

12     Security Ownership of Certain Beneficial Owners and Management           13

13     Certain Relationships and Related Transactions                           13

14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K         14

       Signatures                                                               15

       List of Financial Statements and Financial Statement Schedules           17


                                     PART I
ITEM 1 - BUSINESS
Maxco, Inc. is a Michigan corporation incorporated in 1946. Maxco currently operates in three business segments; distribution, heat treating and packaging products. Maxco's businesses include Ersco and Wisconsin Wire & Steel, construction supply units; Pak-Sak Industries, Inc., manufacturers of polyethylene bags and packaging material; and Atmosphere Annealing, Inc., a metal heat-treating service company. Maxco also holds investments in a real estate development limited liability company and in three technology-related businesses: Medar, Inc. (Nasdaq/NMS: MDXR); AXSON, S.A.; and Strategic Interactive, Inc.

Several significant events occurred during the year ended March 31, 1997. In July 1996, Maxco sold its then 67% owned subsidiary, FinishMaster, Inc., a distributor of automotive paint, for a total consideration of $62.6 million. Maxco also sold Wright Plastic Products, Inc., its custom plastic injection molder and tool builder, in October 1996; and sold Akemi, Inc., which formulates and compounds polyester and epoxy thermoset plastics, in January 1997.

Effective January 1, 1997, Maxco acquired the business and substantially all the assets of Atmosphere Annealing, Inc., a provider of metal heat treating services to Midwestern industrial users. This unit employs approximately 370 people at facilities in Lansing, Michigan; Canton, Ohio; and North Vernon, Indiana.

Maxco also made other investments during the fiscal year. Effective January 1, 1997, it acquired a 50% interest in a Limited Liability Company (LLC) formed to develop and lease real estate in central Michigan, and invested in approximately 15% of the common stock of Strategic Interactive, Inc., which provides web based training, education and other corporate communications. Effective January 27, 1997, Maxco acquired approximately 7% of the stock of Axson, S.A., a manufacturer of resins and composite materials for advanced applications.

DISTRIBUTION
The distribution segment consists of two business units operating in the construction supply industry: Ersco Corporation (a division of Maxco) and Wisconsin Wire and Steel.

These companies are fabricators of reinforcing steel as well as distributors of concrete construction products and accessories for road and commercial building construction. Their products include reinforcing steel rod and mesh, expansion fiber and concrete curing compounds, as well as custom fabrication of steel (rod and mesh) and fiber products used in concrete paving and construction.
The geographic market is the Midwest, primarily in Michigan, Indiana, and Wisconsin. Warehouses are located in Detroit, Grand Rapids, Saginaw and Traverse City, Michigan; Lafayette and South Bend, Indiana; and Milwaukee, Wisconsin. Competition is intense and larger project orders are secured on a competitive bid basis. During the years ended March 31, 1997, 1996, and 1995, net sales of the construction supplies group were approximately 61%, 68% and 69%, respectively, of consolidated net sales.

This segment is not dependent on any patents, trademarks, licenses, franchises, or concessions and is not dependent upon a single or a few customers, the loss of which would have a significant adverse effect on the segment.

Units of this segment may carry significant amounts of inventory to meet delivery requirements of customers. Inventories of this segment were equivalent to 34 days sales on hand and represented 46% of Maxco's total inventories at March 31, 1997. Credit policies have been established that provide for extension of credit and collection of amounts due. The Company's general policy requires payment within 30 days of invoice date. Adherence to these policies will mean that accounts receivable levels will generally change with volume levels. However, the collection periods may be extended by prior agreement to accommodate customer cash flows. Where applicable, accounts receivable are secured by perfected lien rights and performance bonds.

The volume of the construction supplies group in the third and fourth quarters is generally lower due to reduced construction activity during the winter months in the unit's market area. Historically, this segment's activities have generally followed the economic cycles within the respective business unit's market area.

Generally, the distribution segment of the Company does not enter into specific long-term contracts with its customers. As such, no backlog exists for this segment.

HEAT TREATING
Atmosphere Annealing, Inc.

Acquired in January 1997, Atmosphere Annealing, Inc. provides metal heat treating, phosphate coating and bar shearing and sawing services to the cold forming, stamping, forging and casting industries. Its services are sold through Atmosphere's own sales personnel and outside sales representatives, primarily to the automotive companies and automotive suppliers. This unit employs approximately 370 people at its facilities in Lansing, Michigan; Canton, Ohio; and North Vernon, Indiana.

Since Atmosphere is a service business, inventory levels for this segment are small and consist only of various lubricants and other materials used in the heat treating, phosphate coating or bar shearing and sawing process. In addition to pickup and delivery of consigned inventory by its customers, Atmosphere maintains its own trucks which are in operation 24 hours a day throughout the Midwest to insure prompt pickup and delivery.

The heat treating industry is competitive with over 250 heat treaters in Michigan, Ohio, and Indiana. Atmosphere specializes in high volume, low priced, ferrous heat treating using large furnaces. In its market niche of this type of heat treating, Atmosphere competes with only five or six competitors. Much of the heat treating industry is comprised of smaller companies that specialize in higher priced heat treating such as carburizing, nitriding, tool and die, brazing, salt bath or induction hardening.

The Company's response time to its customer just-in-time requirements does not result in significant backlog for this segment. Company growth is anticipated to be achieved by this unit in the future due to outsourcing of high volume heat treating services. These services are usually outsourced by Atmosphere's customers because of extensive storage requirements with minimal value added to the consumer and it is further removed from the finished product.

Sales for this unit are fairly consistent throughout the year with the exception of lower volume during model changeovers for its automotive customers in July, and during the winter holiday season. Sales to a single or a few customers are significant to this segment. This segment accounted for approximately 11% of consolidated net sales for the year-ended March 31, 1997.

PACKAGING PRODUCTS
Pak-Sak Industries, Inc.

Pak-Sak Industries, Inc. extrudes polyethylene film and converts it into a variety of polyethylene bags and packaging materials. A smaller portion of the business is the purchase and resale of film products produced by other companies. Manufactured products are both printed and plain. Products are sold primarily throughout the Midwest area by its own sales personnel, manufacturers' representatives and paper jobbers. Manufacturing facilities are located in Sparta, Michigan.

The customers served by this unit are primarily general manufacturing businesses. This segment's business is primarily affected by changing consumer demands and the general condition of the economy. The business of this segment is relatively stable within the economic cycle of industry in general.

Inventory levels of this segment tend to be in proportion to the level of sales activity. Total inventories of this segment were equivalent to 48 days sales on hand and represented 54% of Maxco's total inventories at March 31, 1997. Credit policies are enforced to help insure that increases in accounts receivable are primarily related to volume increases.

The Company's response time to its customers' just-in-time inventory requirements, which may change on a daily basis, does not result in significant backlog for this segment.

Sales of packaging products to a single customer were not significant to the Company for the years ended March 31, 1997, 1996 and 1995. The segment is not dependent on any patents, trademarks, licenses, franchises or concessions. This segment accounted for approximately 28%, 32% and 31% of consolidated net sales for the years ended March 31, 1997, 1996 and 1995, respectively.

For additional information regarding the Company's industry segments, see Note 12 to "Notes to Consolidated Financial Statements."

OTHER INVESTMENTS
Medar, Inc. develops, manufactures and markets microprocessor-based process monitoring and control systems for use in industrial manufacturing environments. The principal applications for the Company's products include optical inspection systems and resistance welding controls. As of March 31, 1997, Maxco's ownership of Medar's Common Stock was approximately 21%.

Effective January 1, 1997, Maxco acquired a 50% interest in a Limited Liability Company (LLC) formed to develop and lease real estate. The LLC has an interest along with other third party investors in a real estate portfolio, valued at approximately $70 million at March 31, 1997. This portfolio consists of properties located in central Michigan, and includes approximately 40 offices and retail buildings, residential building sites, and more than 125 acres of property zoned for commercial and industrial development.

In addition to its interest in the LLC, Maxco Development Company (a division of Maxco) is involved in the management of various real estate projects.

Effective January 1, 1997, Maxco acquired a 15% interest in Strategic Interactive, Inc. which provides web based training, education and other corporate communications solutions.

Maxco also has an investment of approximately 7% of the common stock of Axson, S.A., of France, a manufacturer of resins and composite materials for advanced applications.

DISCONTINUED OPERATIONS
Maxco's discontinued operations include Wright Plastic Products, a custom plastic injection molder and tool builder; Akemi, Inc., which formulates and compounds polyester and epoxy thermoset plastics; and FinishMaster, a distributor of automotive paints, coatings and paint-related accessories (see
Note 3 to "Notes to Consolidated Financial Statements").

The results of operations for Maxco's discontinued operations are reported separately in the accompanying financial statements.

RESEARCH AND DEVELOPMENT
Expenditures on research activities related to development or improvement of products were not significant.

MAJOR CUSTOMERS
No sales to any single customer exceeded 10% of consolidated sales for 1997, 1996 or 1995.

ENVIRONMENTAL FACTORS
Compliance by Maxco and its subsidiaries with environmental protection laws had no material effect upon capital expenditures, earnings or competitive position.

EMPLOYEES
At March 31, 1997, Maxco and its subsidiaries employed approximately 620 full time employees in its continuing operations.

EXPORT SALES AND FOREIGN OPERATIONS
The Company and its subsidiaries had no foreign operations or material export sales during the years ended March 31, 1997, 1996 or 1995.

ITEM 2 - PROPERTIES
-------------------
The following table provides information relative to the principal properties owned or leased by the Company and its subsidiaries as of March 31, 1997. The registrant considers its facilities to be in good operating condition.


                                                                   OWNED/
LOCATION                         APPROXIMATE SIZE                  LEASED           USE
--------                         ----------------                  ------           ---
                                 DISTRIBUTION
                                 ------------
Ersco Corporation
-----------------
Southfield, MI                     24,000 sq ft                    Leased         Warehouse and
                                                                                    administrative offices
Saginaw, MI                        15,000 sq ft                    Leased         Warehouse and distribution
Traverse City, MI                   7,800 sq ft                    Leased         Warehouse and distribution
Wyoming, MI                         7,500 sq ft                    Leased         Warehouse and distribution
Lafayette, IN                       9,200 sq ft                    Leased         Warehouse and distribution
Mishawaka, IN                      21,200 sq ft on 1.3 acres       Owned(A)       Warehouse and distribution

Wisconsin Wire & Steel, Inc.
----------------------------
Brookfield, WI                     15,000 sq ft on 1.6 acres       Owned(A)       Warehouse and
                                                                                    administrative offices
Brookfield, WI                      5,900 sq ft on .75 acres       Owned(A)       Held for Sale


                                HEAT TREATING
                                -------------
Atmosphere Annealing, Inc.
--------------------------
Canton, OH                        150,000 sq ft                    Owned(A)       Heat Treating Plant
Lansing, MI                       100,000 sq ft                    Leased         Plant and administrative offices
Lansing, MI                        45,000 sq ft                    Leased         Heat Treating Plant
N. Vernon, IN                      88,000 sq ft                    Owned(A)       Heat Treating Plant


                              PACKAGING PRODUCTS
                              ------------------
Pak-Sak Industries, Inc.
------------------------
Sparta, MI                         78,000 sq ft on 2.5 acres       Owned(A)       Manufacturing and
                                                                                    administrative offices
Sparta, MI                         12,000 sq ft                    Leased         Manufacturing


                           REAL ESTATE AND CORPORATE
                           -------------------------
Maxco Development Company
-------------------------
Thornapple Township, MI               150 acres                     Owned         Held for investment
Lansing, MI                         6,000 sq ft on 1.0 acre         Owned(A)      Leased to FinishMaster, Inc.
Eaton Rapids, MI                   44,200 sq ft on 5 acres          Owned(A)      Leased to Axson, N.A.
Eaton Rapids, MI                    9,300 sq ft on 1.5 acres        Owned         Leased to Axson, N.A.

Maxco, Inc.
-----------
Lansing, MI                         7,200 sq ft on 1.9 acres        Owned(A)      Executive offices


------------------------------------------------------------
(A)Subject to a mortgage

Expiration dates of leases relative to the Company's principal properties range from 1997 to 2001. Leases expiring within 12 months are expected to be renewed at substantially the same terms as the present leases.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------
None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
None

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS Maxco's common stock trades on the Nasdaq Stock Market under the symbol MAXC. The approximate number of record and beneficial holders of Maxco's common stock at May 31, 1997 was 1,500.

The range of high and low sales prices for the last two years as reported by NASDAQ were:




                    YEAR     QUARTER ENDED   HIGH     LOW
                    ----     -------------   ----     ---

                    1995      March 31       10-3/4    8
                              June 30        9         7-1/4
                              September 30   10        7-7/8
                              December 31    9-1/8     7

                    1996      March 31       10        6-3/4
                              June 30        10-1/8    8
                              September 30   9-3/4     8-1/8
                              December 31    8-5/8     7-3/8

                    1997      March 31       7-3/4     6-1/4



No cash dividends on common stock have been paid during any period.

ITEM 6 - SELECTED FINANCIAL DATA



                                                                    Year Ended March 31,
                                                 1997         1996          1995        1994        1993
                                           -------------------------------------------------------------------
                                                             -------------------(Restated)--------------------
                                                             (in thousands, except share data)

Net sales                                    $  74,277    $  59,330     $  55,850    $  43,039    $  41,282

Income (loss) from continuing
   operations before equity in
   earnings of affiliates(1)                     1,482       (1,098)        1,646        6,377       (1,023)

Equity in earnings (loss) of
   affiliates, net of deferred tax                (250)      (1,501)          438          701          438

Income (loss) from continuing
   operations                                    1,232       (2,599)        2,084        7,078         (585)

Income (loss) from discontinued
   operations(2)(4)                             21,322          (94)        2,034        2,235        1,952

Net income (loss) (1) (2)                       22,554       (2,693)        4,118        9,313        1,367

Net income (loss) per share: (3)
   Continuing operations                           .27         (.64)          .42         1.50         (.19)
   Discontinued operations                        5.23         (.02)          .44          .48          .45
   Net income (loss) per share                    5.50         (.66)          .86         1.98          .26

AT MARCH 31:

Total assets                                    68,161       57,531        48,148       39,325       29,830

Long-term obligations
  (net of current maturities)                   16,027       26,815        15,369       10,219       13,320

Working capital                                  7,402       31,551        24,138       25,228       11,224



NOTES

(1) Includes a $3.1 million and a $12.1 million pre-tax gain from subsidiary stock transactions for the years ended March 31, 1996 and 1994, respectively.

(2) Includes a $35.2 million pre-tax gain for the year ended March 31, 1997, from the sale of FinishMaster stock.

(3) Per share amounts reflect primary earnings per share for the years ended March 31, 1996 and 1993. Earnings per share for the years ended March 31, 1997, 1995 and 1994 are reported on a fully diluted basis.

(4)  See Note 3 to "Notes to Consolidated Financial Statements".

No cash dividends on common stock have been paid during any period.

The above selected financial data should be read in conjunction with the consolidated financial statements which appear in Part II, Item 8 of this report.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the major elements relating to Maxco's financial and operating results for 1997 compared with 1996, and 1996 compared with 1995. The comments that follow should be read in conjunction with Maxco's Consolidated Financial Statements and related notes, contained in Part II, Item 8 of this report.

RESULTS OF OPERATIONS
1997 VERSUS 1996
Net sales from continuing operations increased to $74.3 million compared to $59.3 million in 1996. Income from continuing operations increased to $1.2 million in 1997 compared to a loss of $2.6 million for the comparable period in 1996. Net income was $22.6 million or $5.50 per share on a fully diluted basis compared to a net loss of $2.7 million or $.66 per share in 1996. Prior year results have been restated to reflect Maxco's change in its accounting for its investment in Medar from a security available for sale under FASB 115 to an equity investment. This restatement was required as Maxco increased its ownership to a level greater than 20% of Medar's outstanding shares. The effect of this restatement was to reduce net income as reported previously for the year ended March 31, 1996 by approximately $1.5 million or $.34 per share.

The primary contributors to the increase in net sales from continuing operations in 1997 were an increase in sales in the construction supplies group due to an expanded market area and product line, and the inclusion of Atmosphere Annealing since the acquisition of this company in January 1997. Sales also increased at Pak-Sak due to a change in customer mix.

A significant contributor to the improvement in income from continuing operations in the current year was approximately $1.2 million in operating earnings generated by Atmosphere Annealing since Maxco acquired this operation in January 1997. In addition, earnings increased in the current year at Pak-Sak due primarily to its sales volume increase. Operating earnings at the construction supplies group were comparable to 1996 despite the sales volume increase for this unit. Gross margin percentage was lower in the current year due to a highly competitive market for the resteel portion of their business.

Other expense decreased approximately $1.7 million from 1996 as a result of investment income generated in the current period as a result of the investment of the cash proceeds received from the sale of Maxco's interest in FinishMaster. Interest expense was also reduced as a portion of the proceeds from the offering was used to retire $21.3 million in debt under Maxco's revolving line of credit.

Income from continuing operations was also assisted by a reduction in the amount of equity losses from affiliates recorded in the current year. Improved operating results at Medar during this current period and equity from Maxco's investment in its real estate LLC contributed to the year to year improvement.

The primary reason for the after-tax gain from disposal of discontinued operations in 1997 of $22.0 million was due to the sale of Maxco's interest in FinishMaster stock which occurred on July 9, 1996.

1996 VERSUS 1995
Continuing operations results reflect a loss of $2.6 million compared to income of $2.1 million in 1995. Net sales from continuing operations increased 6% to $59.3 million compared to $55.9 million in 1995. A net loss of $2.7 million or $.66 per share was reported for 1996 versus net earnings of $4.1 million or $.86 per share in 1995.

A $3.1 million pre tax gain was recognized from continuing operations in 1995 by Maxco as a result of the issuance by Medar of 1.3 million shares of Medar common stock to the public. This gain represented the net increase in value of Maxco's investment in Medar and the gain realized on the sale of 145,000 shares of Medar stock owned by Maxco to cover the over allotments by the underwriter.

The sales growth in 1996 was primarily attributable to Maxco's distribution companies (Ersco and Wisconsin Wire & Steel). Sales increased $2.3 million at Maxco's construction supplies businesses as a result of strong demand in their market area and additional value added products being added.

Increased volumes and margins at the Construction Supplies group enabled these units to generate an increase in operating earnings over the comparable period in the prior year.

Operating income improvements at the Construction Supplies Group were affected by reduced operating earnings at Pak-Sak.

The increase in interest expense for continuing operations was primarily due to increased borrowings under the Company's line of credit.

Continuing operations were also affected by the inclusion in the current year of an equity loss of $1.5 million related to the Company's investment in Medar.

The Company's effective tax rate varied from the Company's statutory rate of 34% due to certain expenses, which are not deductible for tax purposes.

Discontinued operations decreased to a net loss of $0.1 million in 1996 from income of $2.0 million in 1995 primarily due to acquisition related costs due to rapid expansion into two new regions, coupled with flat same outlet sales for FinishMaster. Net income for FinishMaster was also affected by a reduction in investment income as well as additional interest expense in 1996.
Investment income was lower as funds from FinishMaster's IPO were used to fund continued growth of this business and interest expense for this unit was higher due to increased borrowings for acquisitions.

SEASONAL AND QUARTERLY FLUCTUATIONS
The following table sets forth consolidated operating data for each of the eight quarters ended March 31, 1997. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management's opinion, includes all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                                        Quarter Ended
                                                Fiscal 1997                                          Fiscal 1996
                              -------------------------------------------------     ---------------------------------------------
                               6/30/96    9/30/96     12/31/96       3/31/97          6/30/95     9/30/95    12/31/95   3/31/96
                              ---------  ---------  -----------     ---------        ---------   --------    ---------  -------
                                                            (in thousands, except per share data)
Net sales                     $  18,340  $  19,876  $   15,955       $20,106        $  17,694    $ 16,927    $  14,485  $  10,224

Gross margin                      3,073      3,384       3,046         5,344            2,844       2,896        2,861      1,273

Income (loss) from
  continuing operations             139        662          87           344             (244)        (31)      (1,129)   (1,195)

Income (loss) from
  discontinued operations           308     21,782       (693)           (75)             299          52           54      (499)

Net income (loss)                   447     22,444       (606)           269               55          21      (1,075)    (1,694)

Net income (loss) per common
  share:
Continuing operations          $    .02  $     .15        $.00          $.09        $   (.07)    $  (.02)    $   (.27)  $   (.29)

Discontinued businesses             .07       5.14       (.19)         (.02)              .07         .01          .01      (.11)
                              ---------  ---------  ----------  ------------        ---------    --------    ---------  ---------
Net income (loss) per
common share *                $     .09  $    5.29  $    (.19)          $.07        $     .00    $  (.01)    $   (.26)  $   (.40)

* The sum of the quarterly net income per share amounts may not equal the annual amounts reported. Net income per share is computed independently for each quarter and the full year and is based on the respective weighted average common shares outstanding.

Maxco's sales and operating results have varied substantially from quarter to quarter. Net sales are typically lower in the third and fourth quarters. The most significant factors affecting these fluctuations are the seasonal buying patterns of the Company's customers due to inclement weather and the reduced number of business days during the holiday season. The increase in the quarter ended March 31, 1997, however, resulted from the inclusion of sales from Atmosphere Annealing acquired at the beginning of the quarter. In addition, the timing of acquisitions or the occasional sale of corporate investments may cause substantial fluctuations of operating results from quarter to quarter. Maxco expects its net sales and earnings to continue to fluctuate from quarter to quarter.

The quarter ended September 30, 1996, includes a $35.2 million pre-tax gain on the sale of Maxco's interest in FinishMaster.

LIQUIDITY AND SOURCES OF CAPITAL
In 1997, several events occurred which strengthened the financial condition of Maxco. On July 9,1996, Maxco completed an agreement to sell its interest in FinishMaster for a total consideration of $62.6 million, of which approximately $58 million was paid in cash on the date of sale. Maxco recognized an after tax gain of approximately $22.0 million as a result of this transaction. Stockholders' equity increased by the net amount of $15.7 million primarily due to the recognized gain on the FinishMaster sale, offset by the repurchase of $6.1 million of the Company's common stock.

The Company used $21.3 million of the proceeds from this sale to retire outstanding borrowings under the Company's line of credit at that date. The remaining net proceeds from the sale were used primarily to repurchase stock and to invest in marketable securities.

Effective October 31, 1997, Maxco sold the business and substantially all the assets of Wright Plastic Products, Inc. The assets of approximately $10 million were sold for cash, the assumption of certain liabilities, and a note. In January 1997, Maxco sold the business and certain assets of Akemi for approximately $2 million in cash. The recent divestitures of Akemi and Wright have eliminated operations that had incurred operating losses during the last three years.

In addition to the reduction in long-term debt, the infusion of cash from the FinishMaster sale allowed Maxco to invest in several opportunities to create value during the year. Effective January 1, 1997, Maxco acquired the business and substantially all the assets of Atmosphere Annealing, a provider of metal heat treating services to Midwestern industrial users. The consideration paid for these assets, totaling approximately $12.8 million, consisted of the assumption of funded debt of approximately $6.4 million, cash and the issuance of a subordinated note. The sellers received one-half of the net purchase price in cash with the balance in the form of a subordinated note.

Effective January 1,1997, Maxco acquired a 50% interest in a Limited Liability Company formed to own and develop and lease real estate in central Michigan. In addition, the Company acquired 15% of the common stock of Strategic Interactive, which provides web based training, education and other corporate communications. The Company acquired, effective January 27, 1997, approximately 7% of the stock of AXSON, S.A., a manufacturer of resins and composite materials for advanced applications.

Operating activities for 1997 generated cash of approximately $2.6 million primarily due to the Company's income from continuing operations of $1.2 million in the current year. The cash generated from continuing operations was partially offset by a net increase in certain working capital items. Cash generated was used to fund an increase in accounts receivable which was attributable to the increased sales activity by the Company in 1997, in addition to the amounts acquired from the purchase of Atmosphere Annealing. Conversely, funds were generated by an increase in accounts payable and other current liabilities.

Financing activities during the year consisted primarily of repayments on long-term obligations and the acquisition and retirement of common stock. The company has lines of credit totaling $15.5 million of which approximately $9.3 million was available at March 31,1997. The lines of credit consist of a $12 million unsecured facility with the remaining $3.5 million secured by the assets at Atmosphere.

The Company plans to expand the capacities of several of its facilities. Separate financing for these expansion projects is expected to be secured.

In fiscal 1997, the Company repurchased 647,762 shares of its common stock for approximately $6.1 million. In addition, effective January 1, 1997, Maxco converted its entire issue of cumulative non-voting Series Two Preferred stock. The conversion of this stock eliminated a class of stock which had rights to convert into approximately 230,000 shares of common stock. At the option of the holder, this redemption was accomplished in some cases by issuing shares of a newly established Series Four Preferred Stock. The Series Four Preferred Stock is redeemable, is non-voting, has no conversion rights, and will pay a dividend of 10% per year. Alternatively, certain holders of the Series Two Stock accepted payment in the form of an unsecured subordinated note which bears interest at 10% annually. In addition, 140,000 shares of common stock were exchanged in January 1997 for 21,746 shares of the Series Four Preferred Stock.

During the year, Maxco invested in 156,000 shares of Medar stock bringing its ownership percentage of Medar to approximately 21% of Medar's outstanding common stock. The 1,893,405 shares of Medar common stock that Maxco owns had an aggregate market value at March 31,1997 of approximately $10.2 million. Maxco's investment in Medar is reflected in Maxco's financial statements under the equity method for all periods presented as the Company owns greater than 20% of Medar's outstanding stock. The Medar investment was previously reported in 1996 as an equity security available for sale as Maxco's ownership was below 20%. The Company had an unrealized gain of approximately $5.3 million, net of tax at March 31, 1996 as a separate component of stockholders' equity. The Company reversed this unrealized gain in 1997 when it increased its ownership above 20%, and was required to revert to the equity method to account for this investment.

Maxco believes that its current financial resources, together with cash generated from operations and its available resources under its lines of credit, will be adequate to meet its cash requirements for the next year.

Subsequent to March 31,1997, Maxco announced an offer to exchange up to 500,000 shares of common stock for shares of the Company's non-voting Series Five Preferred Stock. Maxco's Series Five Preferred Stock will have a face value of $120 and will pay a dividend at the rate of 10% of face value per annum. The Company will exchange one share of Series Five Preferred Stock for every 15 shares of common stock surrendered.


IMPACT OF INFLATION
Inflation impacts Maxco's costs for materials, labor and related costs of manufacturing and distribution. To the extent permitted by competition, Maxco has offset these higher costs through selective price increases.


NEW FINANCIAL ACCOUNTING PRONOUNCEMENT
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS No. 128 would not have a material impact on the results of the earnings per share calculation for the year ended March 31, 1997, 1996 and 1995.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The response to this item is submitted in a separate section of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of March 31, 1997.

ITEM 11 - EXECUTIVE COMPENSATION
Item 11 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of March 31, 1997.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 12 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of March 31, 1997.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 13 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of March 31, 1997.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)(1) and (2)--The response to this portion of Item 14 is submitted as a separate section of this report.

     (3) Listing of Exhibits

     Exhibit
     Number
     ------
       3     Restated Articles of Incorporation and By-laws are hereby
             incorporated by reference from Form S-4 dated November 4, 1991
             (File No. 33-43855).

       4.1 Resolution establishing Series Two Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

       4.2 Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

       4.3   Resolution authorizing the redemption of Series Two
             Preferred Stock, establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from registrant's Form 10-Q dated February 14, 1997.

       4.4   Resolution establishing Series Five Preferred Shares.

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

       10.9  Asset Purchase Agreement - Wright Plastic Products, Inc.
             is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.

       10.10 Amended and restated loan agreement between Comerica
             Bank and Maxco, Inc. dated September 30, 1996, is hereby incorporated by reference from registrants Form 10-Q dated
             November 14, 1996.

       10.11 Asset purchase agreement for the purchase of Atmosphere
             Annealing, Inc. is hereby incorporated by reference from registrants Form 8-K dated January 17, 1997.

       10.12 Asset Purchase Agreement - Axson North America Inc. is hereby incorporated by reference from registrants Form 10-Q dated
             February 14, 1997.

       11    Statement Re:  Computation of Per Share Earnings

       21    Subsidiaries of the Registrant

       23    Consent of Independent Auditors (Form S-8 filed June 2,
             1992 - File No. 33-48351)

       27    Financial Data Schedule

(b)  Reports on Form 8-K:
     Form 8-K/A dated January 3, 1997
       Item 2. Acquisition or Disposition of Assets -- Acquisition of Atmosphere Annealing, Inc.
       Item 7. Financial Statements and Exhibits -- Audited Financial Statements and Proforma Financial Data for Atmosphere Annealing, Inc.
(c)  Exhibits
       -Resolution establishing Series Five Preferred Shares
       -Statement Re:  Computation of Per Share Earnings
       -Subsidiaries of the Registrant
       -Consent of Independent Auditors
       -Financial Data Schedule

(d)  Financial Statement Schedules
     The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date    June 5, 1997              MAXCO, INC.
    ----------------------

                                  By /S/ VINCENT SHUNSKY
                                    -----------------------
                                    Vincent Shunsky, Vice President of
                                    Finance and Treasurer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ MAX A. COON       06/05/97            President (Principal Executive Officer) and Director
------------------------------
Max A. Coon           Date


/S/ VINCENT SHUNSKY   06/05/97            Vice President of Finance and Treasurer (Principal
------------------------------            Financial and Accounting Officer) and Director
Vincent Shunsky       Date


/S/ ERIC L. CROSS     06/05/97            Director
------------------------------
Eric L. Cross         Date


/S/CHARLES J. DRAKE   06/05/97            Director
------------------------------
Charles J. Drake      Date

                                          Director
------------------------------
Joel I. Ferguson      Date


/S/ RICHARD G. JOHNS  06/05/97            Director
------------------------------
Richard G. Johns      Date


/S/J. MICHAEL WARREN  06/05/97            Director
------------------------------
J. Michael Warren     Date


/S/MICHAEL W. WISTI   06/05/97            Director
------------------------------
Michael W. Wisti      Date


/S/ANDREW S. ZYNDA    06/05/97            Director
------------------------------
Andrew S. Zynda       Date


                           ANNUAL REPORT ON FORM 10-K

                      ITEM 14(a)(1) AND (2), (c), AND (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                           YEAR ENDED MARCH 31, 1997

                                  MAXCO, INC.

                               LANSING, MICHIGAN

FORM 10-K--ITEM 14(a)(1) AND (2)

MAXCO, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements of Maxco, Inc. and subsidiaries are included in Item 8:


    Consolidated balance sheets--March 31, 1997 and 1996 .................................................. 19

    Consolidated statements of operations--Years ended March 31, 1997, 1996, and 1995 ..................... 21

    Consolidated statements of stockholders' equity--Years ended March 31, 1997, 1996, and 1995 ........... 22

    Consolidated statements of cash flows--Years ended March 31, 1997, 1996, and 1995 ..................... 23

    Notes to consolidated financial statements--March 31, 1997 ............................................ 24

The following consolidated financial statement schedule of Maxco, Inc. and subsidiaries is included in Item 14(d):

    Schedule II--Valuation and qualifying accounts and reserves ........................................... 34


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    Financial statements of the Registrant's discontinued operation (FinishMaster, Inc.), are hereby incorporated by reference to the FinishMaster, Inc. Form 10-K for the year ended March 31, 1996, as filed with the Securities and Exchange Commission (SEC File Number 000-23222).

    Financial statements of the Registrant's significant unconsolidated affiliate (Medar, Inc.) are hereby incorporated by reference to the Medar, Inc. Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission (SEC File Number 0-12728).

REPORT OF INDEPENDENT AUDITORS





Board of Directors and Stockholders
Maxco, Inc.


We have audited the consolidated balance sheets of Maxco, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Maxco, Inc. and subsidiaries at March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                           ERNST & YOUNG LLP









Detroit, Michigan
May 20, 1997

CONSOLIDATED BALANCE SHEETS

MAXCO, INC. AND SUBSIDIARIES







                                                                       March 31,
                                                                 1997            1996
                                                           ----------------------------------
                                                                          (Restated-Note 3)
                                                                    (in thousands)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                    $  1,609        $    735
  Marketable securities                                           2,984
  Accounts receivable, less allowance of
     $470,000 in 1997 and $276,000 in 1996                       13,526           6,699
  Inventories--Note 1                                             3,667           3,729
  Prepaid expenses and other                                        269             345
  Net current assets of discontinued operations--Note 3                          27,169
                                                               --------        --------
                                      TOTAL CURRENT ASSETS       22,055          38,677

MARKETABLE SECURITIES - LONG TERM--Note 2                         7,780

PROPERTY AND EQUIPMENT
  Land                                                              732             470
  Buildings                                                       9,810           6,399
  Machinery, equipment, and fixtures                             14,358           6,876
                                                               --------        --------
                                                                 24,900          13,745
  Allowances for depreciation                                    (6,325)         (4,506)
                                                               --------        --------
                                                                 18,575           9,239

OTHER ASSETS
  Investments--Notes 4 and 10                                    12,219           8,177
  Notes and contracts receivable and other                        4,896             942
  Intangibles--Note 1                                             2,636             496
                                                               --------        --------
                                                                 19,751           9,615
                                                               --------        --------
                                                               $ 68,161        $ 57,531
                                                               ========        ========

See notes to consolidated financial statements


                                                                                                  March 31,
                                                                                            1997             1996
                                                                                     -----------------------------------
                                                                                                    (Restated-Note 3)
                                                                                               (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                                         $     226           $    236
  Accounts payable                                                                          6,556              4,778
  Employee compensation                                                                     1,699                821
  Taxes, interest, and other liabilities                                                    1,714                265
  Current maturities of long-term obligations                                               4,458              1,026
                                                                                        ---------           --------
                             TOTAL CURRENT LIABILITIES                                     14,653              7,126

LONG-TERM OBLIGATIONS, less current maturities--Note 5                                     16,027             26,815

DEFERRED INCOME TAXES--Note 9                                                               2,502              1,894

NET NON-CURRENT LIABILITIES OF
   DISCONTINUED OPERATIONS--Note 3                                                                             2,370

STOCKHOLDERS' EQUITY--Notes 6 and 7
  Preferred stock:
      Series Two: 12% cumulative redeemable, convertible,
          $50 par value; 18,000 shares issued                                                                    900
      Series Three: 10% cumulative redeemable, $60 face value;
          15,426 shares issued and outstanding                                                716                754
      Series Four:  10% cumulative redeemable, $51.50 face value,
          46,414 shares issued and outstanding                                              2,390
  Common stock, $1 par value; 10,000,000 shares authorized,
      3,517,680 shares (1996--4,227,442 shares) issued and outstanding                      3,518              4,227
  Additional paid-in capital                                                                                     686
  Net unrealized loss on marketable securities                                                (68)
  Retained earnings                                                                        28,423             12,759
                                                                                        ---------           --------
                                                                                           34,979             19,326
                                                                                        ---------           --------
                                                                                        $  68,161           $ 57,531
                                                                                        =========           ========



See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

MAXCO, INC. AND SUBSIDIARIES



                                                                 Year Ended March 31,

                                                         1997           1996             1995
                                                    ----------------------------------------------
                                                                             (Restated-Note 3)
                                                       (in thousands except per share data)
Net sales                                               $74,277       $ 59,330         $ 55,850
Costs and expenses:
    Cost of sales and operating expenses                 59,430         49,456           46,924
    Selling, general and administrative                  10,997          8,650            7,520
    Depreciation and amortization                         1,404            875              754
                                                        -------       --------         --------
                                                         71,831         58,981           55,198
                                                        -------       --------         --------
                          OPERATING EARNINGS              2,446            349              652
Other income (expense):
    Investment income                                     1,209             17               24
    Interest expense                                     (1,381)        (1,923)          (1,232)
    Gains on subsidiary stock transactions--Note 4                                        3,100
                                                        -------       --------         --------
                                                           (172)        (1,906)           1,892
                                                        -------       --------         --------
       INCOME (LOSS) FROM CONTINUING OPERATIONS
       BEFORE FEDERAL INCOME TAXES AND EQUITY IN
                    EARNINGS (LOSS) OF AFFILIATES         2,274         (1,557)           2,544
Federal income tax expense (benefit)--Note 9                792           (459)             898
                                                        -------       --------         --------
       INCOME (LOSS) FROM CONTINUING OPERATIONS
          BEFORE EQUITY IN EARNINGS OF AFFILIATES         1,482         (1,098)           1,646
Equity in earnings (loss) of affiliates, net of
    deferred tax--Notes 4 and 9                            (250)        (1,501)             438
                                                        -------       --------         --------
       INCOME (LOSS) FROM CONTINUING OPERATIONS           1,232         (2,599)           2,084
Income (loss) from discontinued operations--Note 3         (670)           (94)           2,034
Gain from disposal of discontinued operations,
    net of tax--Note 3                                   21,992
                                                        -------       --------         --------
                      NET INCOME (LOSS)                 $22,554       $ (2,693)         $ 4,118
                                                        -------       --------         --------
Less preferred stock dividend and other                    (177)          (186)            (232)
                                                        -------       --------         --------
                  NET INCOME (LOSS) APPLICABLE
                               TO COMMON STOCK          $22,377       $ (2,879)         $ 3,886
                                                        =======       ========          =======

NET INCOME (LOSS) PER COMMON SHARE--Primary
   Continuing operations                                $   .27       $   (.64)         $   .42
   Discontinued operations                                 5.45           (.02)             .46
                                                        -------       --------          -------
                                                        $  5.72       $   (.66)         $   .88
                                                        =======       ========          =======

NET INCOME (LOSS) PER COMMON SHARE--Fully diluted
   Continuing operations                                $   .27                         $   .42
   Discontinued operations                                 5.23                             .44
                                                        -------                         -------
                                                        $  5.50                         $   .86
                                                        =======                         =======

      WEIGHTED AVERAGE NUMBER OF SHARES
                   OF COMMON AND COMMON
          STOCK EQUIVALENTS OUTSTANDING                   3,910          4,372            4,426
                                                        =======       ========          =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

MAXCO, INC. AND SUBSIDIARIES



                                                                             Additional       Net
                                                   Preferred     Common       Paid-in     Unrealized     Retained
                                                     Stock        Stock       Capital     Gain (Loss)    Earnings     Totals
                                                   ----------   ----------   ----------   ------------   --------    --------
                                                                                (in thousands)
Balances at April 1, 1994                          $    1,655   $    4,298    $  1,510    $               $ 11,742   $ 19,205
   Net income for the year                                                                                   4,118      4,118
   Net unrealized loss on marketable
        securities                                                                                 (60)                   (60)
   Preferred stock dividend                                                                                   (204)      (204)
   Exercise of stock options for
        46,500 shares                                                   47          64                                    111
   Acquisition and retirement of 55,320
        shares                                                         (55)       (384)                                  (439)
                                                   ----------   ----------    --------    ------------    --------   --------
Balances at March 31, 1995                         $    1,655   $    4,290    $  1,190    $        (60)   $ 15,656   $ 22,731

   Net loss for the year                                                                                    (2,693)    (2,693)
   Net unrealized gain on marketable
        securities                                                                                  60                     60
   Preferred stock dividend                                                                                   (204)      (204)
   Exercise of stock options for
        5,500 shares                                                     5           5                                     10
   Redemption of preferred stock                           (1)                                                             (1)
   Acquisition and retirement of 67,710
        shares                                                         (68)       (509)                                  (577)
                                                   ----------   ----------   ---------    ------------    --------   --------
Balances at March 31, 1996                         $    1,654   $    4,227   $     686                    $ 12,759   $ 19,326
   Net income for the year                                                                                  22,554     22,554
   Net unrealized loss on marketable
        securities                                                                                 (68)                   (68)
   Preferred stock dividend                                                                                   (236)      (236)
   Exercise of stock options for
        78,000 shares                                                   78                                       1         79
  Issuance of preferred stock                           1,490         (140)                                 (1,932)      (582)
  Redemption of preferred stock                           (38)                                                  (1)       (39)
  Acquisition and retirement of 647,762
        shares                                                        (647)       (686)                     (4,722)    (6,055)
                                                   ----------   ----------   ---------    ------------    --------   --------
BALANCES AT MARCH 31, 1997                         $    3,106   $    3,518   $            $        (68)   $ 28,423   $ 34,979
                                                   ==========   ==========   =========    ============    ========   ========


       See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MAXCO, INC. AND SUBSIDIARIES

                                                                                      Year Ended March 31,
                                                                               1997           1996          1995
                                                                           ----------------------------------------
                                                                                            (Restated-Note 3)
                                                                                        (in thousands)
OPERATING ACTIVITIES
  Net Income (loss)                                                          $22,554        $(2,693)      $  4,118
  Loss (income) from discontinued operations                                 (21,322)            94         (2,034)
                                                                           ----------     ----------     ----------
  Income (loss) from continuing operations                                     1,232         (2,599)         2,084
  Advances to discontinued  operations                                                       (1,943)        (2,292)
  Adjustments to reconcile net income to net cash provided
    by (used in) operating  activities:
       Depreciation                                                            1,291            831            711
       Amortization                                                              113             44             43
       Equity in operations of Medar and other                                   250          2,275           (664)
       Gain on sale of Medar stock                                                                          (3,100)
       Deferred federal income taxes                                             608           (835)         1,006
       Changes in operating assets and liabilities
         of continuing operations:
            Accounts receivable                                               (2,842)           132            186
            Inventories                                                           62            252           (708)
            Prepaid and other                                                    315           (149)           (73)
            Accounts payable and other current liabilities                     1,604           (848)          (849)
                                                                           ----------     ----------     ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            2,633         (2,840)        (3,656)

INVESTING ACTIVITIES
  Sale of subsidiaries                                                        41,671
  Purchase of subsidiary                                                      (3,184)
  Purchases of property and equipment                                         (1,450)        (5,042)        (1,583)
  Net proceeds from sale of common stock                                                                     1,567
  Investment in affiliates                                                    (6,890)        (2,777)
  Investment in marketable securities                                        (10,847)
  Other                                                                          361           (190)          (636)
                                                                           ----------     ----------     ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           19,661         (8,009)          (652)

FINANCING ACTIVITIES
  Proceeds from long-term obligations                                          4,876         12,532          5,521
  Repayments on long-term  obligations                                       (20,045)          (430)          (257)
  Proceeds from exercise of stock options                                         79             10            111
  Dividends paid on preferred stock                                             (236)          (204)          (204)
  Acquisition and retirement of preferred and common stock                    (6,094)          (578)          (439)
                                                                           ----------     ----------     ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          (21,420)        11,330          4,732
                                                                           ----------     ----------     ----------

                                       INCREASE IN CASH                          874            481            424

                            CASH AT BEGINNING OF PERIOD                          735            254           (170)
                                                                           ----------     ----------     ----------

                                  CASH AT END OF PERIOD                      $ 1,609        $   735       $    254
                                                                           ==========     ==========     ==========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAXCO, INC. AND SUBSIDIARIES

March 31, 1997

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Maxco, Inc. (Maxco) is a Michigan corporation incorporated in 1946. Maxco is primarily involved in three industry segments: distribution, packaging products and heat treating, through three active subsidiaries and two divisions. Maxco also holds investments in a real estate development limited liability company, and in three technology-related businesses: Medar, Inc.; Axson, S.A.; and Strategic Interactive, Inc.

Principles of Consolidation: The consolidated financial statements include the accounts of Maxco, Inc. and its majority owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Investments in Medar, Inc. and other greater than 20% owned investments are accounted for on the equity method. Investments in less than 20% owned affiliates are accounted under the cost method.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain items in the prior year financial statements have been reclassified to conform with the presentation used in 1997.

Cash and Cash Equivalents: The Company considers cash and other highly liquid investments, including investments in interest bearing repurchase agreements with less than 90 day maturities, as cash and cash equivalents.

Receivables: Trade accounts receivable represent amounts due from highway and general construction, automotive, and flexible packaging industries primarily in the mid-western United States. Where applicable, accounts and notes receivable are collateralized or secured by perfected lien rights and performance bonds.

Inventories: Inventories are stated at the lower of first-in, first-out cost or market and at March 31 consisted of the following:


<Caption
                                                 1997       1996
                                              ----------  ---------
                                                  (in thousands)
        Raw materials                           $   783   $   587
        Finished goods and work in process        1,212     1,574
        Purchased products for resale             1,672     1,568
                                                -------   -------
                                                $ 3,667   $ 3,729
                                                =======   =======

Marketable Securities:

Marketable securities are classified in accordance with FASB 115 as securities available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income or loss. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. The fair value of marketable securities is based on quoted market value. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

At March 31, 1997, the Company's marketable securities consist of debt securities and United States government securities.

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

Intangibles: Intangibles primarily consist of the excess of cost over fair market value of net assets of acquired businesses. Intangibles, including non-compete agreements, are amortized on a straight-line basis over periods ranging from 5 to 20 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows. Accumulated amortization was approximately $436,000 and $390,000 at March 31, 1997 and 1996, respectively.

Net Income (Loss) Per Share: The weighted average number of shares of common stock (and common stock equivalents) utilized in the computation of net income
(loss) per share was 3,910,000 in 1997, 4,372,000 in 1996 and 4,426,000 in
1995.   Per share amounts, which were dilutive in 1997 and 1995, give effect to preferred stock dividend requirements and dilutive stock options of less than 50% owned affiliates for the periods. The effect of stock options and potential conversion of redeemable convertible preferred stock was antidilutive for the year ended March 31, 1996.

Gain Recognition on Sale of Subsidiary Stock: Company policy is to record gains from the sale or other issuance of previously un-issued stock by its subsidiaries.

Advertising: Advertising costs are expensed as incurred. The amounts were not material for all years presented.

Fair Value Disclosure: The carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable, marketable securities, accounts payable and long-term debt approximate their fair values. The fair value of the long-term debt is estimated using discounted cash flow analysis and the Company's current incremental borrowing rates for similar types of arrangements.

Recent Accounting Pronouncement:
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS No. 128 would not have a material impact on the results of the earnings per share calculation for the year ended March 31, 1997, 1996 and 1995.

MAXCO, INC. AND SUBSIDIARIES


NOTE 2--ACQUISITION OF ASSETS

On January 3, 1997, Maxco acquired the business and substantially all of the assets (consisting principally of accounts receivable, inventory and fixed assets) of Atmosphere Annealing, Inc. Atmosphere Annealing, which was privately owned by four individuals, including a 25% ownership by the spouse of Maxco Chairman, Max A. Coon, provides metal heat treating to Midwestern industrial users.

The consideration paid for these assets, acquired for approximately $12.8 million, consisted of the assumption of funded debt of approximately $6.4 million, cash and the issuance of a subordinated note. The sellers received one half of the net purchase price in cash with the balance in the form of a subordinated note.

The acquisition of Atmosphere has been accounted for as a purchase. The results of operations for Atmosphere have been included in the consolidated financial statements since the date of acquisition.

Cash used for this transaction was provided by proceeds from the sale of some of the Company's marketable securities.

Agreement on the purchase price was reached based on an arms length negotiation.

     The following unaudited proforma summary presents the consolidated results of operations as if the acquisition of Atmosphere had occurred at April 1, 1996, and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.



                               Twelve-months ended March 31, 1997

                            Maxco       Atmosphere     Proforma         Proforma
                        (as reported)   Annealing     Adjustments     Consolidated
                       ---------------  ----------    -----------     ------------
                             (In thousands, except per share data)
Net sales                   $74,277      $20,800                        $95,077
Income from
  continuing operations       1,232        1,257       (562) (A)          1,927
Per common share:           $   .27      $   .32       (.14)            $   .45


       (A) The financial statements of Atmosphere did not provide for a federal tax provision because prior to the acquisition by Maxco, Atmosphere elected to be taxed as an S-Corporation. Consequently, proforma adjustments include a 34% federal tax provision for Atmosphere's income for the period presented. In addition, proforma adjustments include estimated incremental amortization, depreciation and interest expense resulting from the purchase.

MAXCO, INC. AND SUBSIDIARIES


NOTE 3 - DISCONTINUED OPERATIONS

On July 9, 1996, Maxco completed an agreement to sell its 4,045,000 shares (67 percent interest) of FinishMaster, Inc. and for Maxco to enter into an agreement not to compete for a total consideration of $62.6 million. Approximately $58 million was in cash with the balance payable over the five year term of the non-compete agreement. As a result of this transaction, a pre-tax gain of $35.2 million was recognized in the second quarter.

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

Effective January 27, 1997, Maxco sold the business and certain assets (consisting principally of accounts receivable, inventory, fixed assets and intangibles) of Maxco's wholly owned subsidiary, Akemi, Inc. to Axson North America, a Houston based subsidiary of privately held Axson, S.A., based in Paris, France for approximately $2.0 million in cash. In addition, Maxco purchased approximately 7 percent of the capital stock of Axson, S.A. for approximately $1.9 million.

The results of operations for these units have been reported separately as discontinued operations in the consolidated statements of operations for the current and prior periods.



                                              1997         1996         1995
                                           ----------------------------------------
                                                       (in thousands)
    Net Sales                                $46,297       $128,348      $99,145
    Cost and expenses                         46,976        127,124       94,271
                                             -------       --------      -------
    Income (loss) before income taxes           (679)         1,224        4,874
    Income tax expense (benefit)                (238)           459        1,712
                                             -------       --------      -------
    Net income (loss)                           (441)           765        3,162
    Minority interest in net earnings
      of discontinued operations                (229)          (859)      (1,128)
                                             -------       --------      -------
    Total income (loss) from
      discontinued operations                $  (670)      $    (94)     $ 2,034
                                             =======       ========      =======

Net assets of the discontinued operations at March 31, 1996 were as follows:


                                                                              1996
                                                                       -------------------
                                                                          (in thousands)
    Current assets                                                           $ 47,084
    Current liabilities                                                       (19,915)
                                                                             --------
      Net current assets                                                       27,169
    Property and equipment                                                     11,501
    Intangibles and other                                                      21,894
    Non-current liabilities                                                   (25,461)
    Interests of minority holders in
        discontinued operations                                               (10,304)
                                                                             --------
      Net non-current liabilities of discontinued operations                   (2,370)
                                                                             --------
    Net total assets                                                         $ 24,799
                                                                             ========

MAXCO, INC. AND SUBSIDIARIES


NOTE 4--INVESTMENT IN MEDAR, INC.

At March 31, 1997, Maxco owned 1,893,405 shares of Medar's common stock (aggregate market value of $10.2 million), representing approximately 21% of Medar's total common stock outstanding.

In 1997, Maxco purchased 156,000 shares of Medar stock bringing its ownership percentage above 20% of Medar's outstanding shares. Consequently, Maxco's investment in Medar for the years ended March 1997, 1996 and 1995 is accounted for under the equity method. The 1996 statement of operations was restated as Maxco had accounted for its investment in Medar stock as marketable securities available for sale in accordance with FASB 115 in 1996 as Maxco's ownership of Medar was less than 20% of Medar's outstanding shares. The effect of the restatement was to lower net income for 1996 by $1.5 million or $.34 per share.

Medar's net income (loss) for the years ended March 31, 1997, 1996 and 1995 were approximately $(2.3) million, $(11.4) million, and $3.1 million, respectively. Accordingly, Maxco's equity share of Medar's net earnings (loss) for these years was $(519,000), $(2,275,000) and $670,000 and is recorded net of deferred tax for these periods in equity earnings from affiliates, along with the equity results of other less than 50% owned affiliates. For the years ended March 31, 1997, 1996 and 1995, Medar's sales were $41.4 million, $38.6 million and $39.7 million, respectively.

In February 1997, Medar's bank advanced $1.5 million to Medar under a demand note. In connection with this financing, Maxco executed a guarantee of this indebtedness between Medar and its bank.

On May 25, 1994, Medar sold 1.3 million shares of its common stock to the public at $11.50 a share. As a result of this offering, Maxco recognized a $3.1 million pre-tax gain representing the net increase in value of its investment in Medar and the gain realized on the sale of 145,000 shares of Medar stock owned by Maxco to cover the over-allotments by the underwriter.

NOTE 5--LONG-TERM OBLIGATIONS

Long-term obligations at March 31 consisted of the following:



                                                                                     1997             1996
                                                                                --------------------------------
                                                                                         (in thousands)
     Revolving line of credit (interest up to
        prime- 1/2% rate, 7.44% at March 31, 1997)                                  $ 3,800          $18,700
     Line of credit (interest 8.25% at March 31, 1997)                                2,350
     Tax exempt revenue bonds (variable rate of
        interest, 3.5% at March 31, 1997)                                             2,390            2,500
     Mortgage notes payable (various interest rates
        ranging up to 9.25%)                                                          3,874            4,257
     Equipment purchase contracts and capitalized lease
        obligations (various interest rates)                                          4,196            2,293
     Subordinated debt (interest rate of 10%)                                         3,765
     Other                                                                              110               91
                                                                                    -------          -------
                                                                                    $20,485          $27,841
     Less current maturities                                                          4,458            1,026
                                                                                    -------          -------
                                                                                    $16,027          $26,815
                                                                                    =======          =======

MAXCO, INC. AND SUBSIDIARIES


NOTE 5--LONG-TERM OBLIGATIONS--Continued

Under its revolving credit agreement at March 31, 1997, Maxco can borrow up to $12.0 million on an unsecured basis. At March 31, 1997, the Company had $8.2 million available under this agreement. The line of credit matures August 1, 1998.

The revolving credit arrangement requires a facility fee of 0.25%, a commitment fee of 0.25% of the unused line, and compensating balances equal to 5% of borrowings under this arrangement or the fee equivalent. The fees incurred and the interest effect of required balances approximated $136,000 for 1997, $128,000 for 1996 and $100,000 for 1995.

The Company also has a separate credit line of $3.5 million available as part of its acquisition of Atmosphere Annealing, Inc. (Note 2). The Company had $1.1 million of this line available at March 31, 1997.

Notes and contracts payable are generally collateralized by assets purchased with proceeds of the borrowings. The aggregate principal maturities of long-term debt from 1999 - 2002 are as follows:


                   1999           2000           2001           2002
               ------------   ------------   ------------    ------------
                $2,308,000     $1,656,000     $2,367,000      $1,625,000

Interest paid approximates interest expensed for the years presented.

NOTE 6--PREFERRED STOCK

Maxco may issue up to 100,000 shares of preferred stock with terms determined by Maxco's Board of Directors.

Effective January 1, 1997, the Company converted its entire issue of cumulative non-voting Series Two Preferred Stock. The conversion of this stock eliminated a class of stock which had rights to convert into approximately 230,000 shares of common stock. At the option of the holder, this conversion was accomplished in some cases by issuing shares of a newly established Series Four Preferred Stock. The Series Four Preferred Stock is cumulative redeemable, is non-voting, has no conversion rights, and will pay an annual dividend at the rate of 10% annually. Alternatively, certain holders of the Series Two Preferred Stock accepted payment in the form of an unsecured subordinated note which bears interest at the rate of 10% a year. In addition, 140,000 shares of common stock were exchanged for 21,746 shares of the Series Four Preferred Stock in January 1997.

Primary earnings per share would have been reduced by $.04 to $5.68 per share had the conversion of Series Two Preferred Stock taken place at the beginning of the year.

Series Three Preferred Stock is voting stock on a par with the common stock, and has twenty votes per share. Quarterly cumulative dividends are provided at the annual rate of 10%, subject to the restrictions of Michigan corporate law and the discretion of the Maxco Board of Directors. The stock is callable at the option of the Company , with the call price declining at the rate of one percent per year to a minimum price after February 1999, equal to face value ($60 per share).

Subsequent to March 31, 1997, the Maxco Board of Directors approved an offer to exchange up to 500,000 shares of common stock for shares of the Company's non-voting Series Five Preferred Stock. The Series Five Preferred shares will have a face value of $120 and will pay a dividend at the rate of 10% of face value per annum. The Company will exchange one share of Series Five Preferred Stock for every 15 shares of common stock surrendered.

MAXCO, INC. AND SUBSIDIARIES


NOTE 7--STOCK OPTIONS

Under the terms of Maxco's incentive common stock option plan, options for the purchase of up to 500,000 shares of common stock may be granted and options are exercisable upon grant.

A summary of incentive stock options activity follows for the year ended
March 31:


                                       1997                  1996                     1995
                                 ------------------  ---------------------     ------------------------
                                           Weighted               Weighted                 Weighted
                                           Average                Average                  Average
                                 Shares     Price     Shares       Price        Shares      Price
                                 ------   --------    ------      --------      ------     --------
                                                    (number of shares in thousands)

Outstanding and exercisable at
   beginning of year               341      $5.24      161        $1.96           208        $2.05
Granted and exercisable                                185         8.00
Exercised                          (78)      2.55       (5)        1.87           (47)        2.37
Cancelled                          (60)      8.00
Outstanding and exercisable at    ----                 ---                       ----
 end of year                       203      $5.47      341        $5.24           161        $1.96
                                  ====      =====      ===        =====          ====        =====

Exercise prices for options outstanding as of March 31, 1997 ranged from $1.38 to $8.00. The weighted average fair value of options granted during the year ended March 31, 1996 was $2.71. The weighted average remaining contractual life of those options is nine years.

The Company has elected to follow APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options because, in management's opinion, the alternative fair value provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Schole option pricing model.

After adjusting for the proforma effect of stock compensation, the net loss is estimated to be approximately $3.2 million ($.73 per share) for 1996. There was no effect for 1997. Assumptions used in determining the above proforma disclosures were risk free interest rates of approximately 6%, no dividend yields, .24 market price volatility, and a five year weighted average life of option. These proforma results reflect only stock options granted in 1996 (none were granted in 1997) and may not be comparable with the results of applying the fair market value methodology to all stock options granted prior to the initial adoption of this statement.

NOTE 8--EMPLOYEE SAVINGS PLAN

The Company has two 401(k) Employee Savings Plans covering substantially all employees of the Company. Employees may contribute a portion of their compensation to the plans which is then matched based on the percentages specified in the plan documents. A separate employer contribution may be made at the discretion of the Board of Directors. Company contributions charged to continuing operations under both Plans were approximately $172,000, $136,000 and $123,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

MAXCO, INC. AND SUBSIDIARIES


NOTE 9--FEDERAL INCOME TAXES

The provision for federal income taxes (benefit) consists of the following:



                                                      1997       1996      1995
                                                 -----------------------------------
                                                            (in thousands)
        Current (benefit)                            $ 184      $   376    $  (108)
        Deferred                                       608         (835)     1,006
                                                     -----      -------    -------
                                                       792         (459)       898
        Deferred amount allocated to equity in
         earnings of affiliates                       (129)        (774)       226
                                                     -----      -------    -------
                                                     $ 663      $(1,233)   $ 1,124
                                                     =====      =======    =======

The federal income tax expense differs from the amount computed by applying statutory rates due to certain expenses which are not deductible for tax purposes. Federal income taxes paid by Maxco were $15.8 million in 1997, which included taxes paid on the gain from disposal of discontinued operations and $275,000 in 1995. No taxes were paid in 1996.

Federal income tax expense (benefit) related to Maxco's discontinued operations amounted to $(238,000), $459,000 and $1,712,000 for the years ended March 31, 1997, 1996, and 1995, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, are as follows:


                                                                            1997           1996
                                                                        ------------   -------------
                                                                                (in thousands)
        DEFERRED TAX LIABILITIES:
           Depreciation                                                    $   235        $   477
           Undistributed earnings                                            1,439          1,614
           Gain on sale of subsidiary                                        1,171
                                                                           -------        -------
                                    Total Deferred Tax Liabilities           2,845          2,091
        DEFERRED TAX ASSETS:
           Allowance for doubtful accounts                                     160            122
           Inventory                                                            66             69
           Other--net                                                          117              6
                                                                           -------        -------
                                      Total Deferred Tax Assets                343            197
                                                                           -------        -------
                                   Net Deferred Tax Liabilities              2,502          1,894
                                                                           =======        =======

NOTE 10--OTHER INVESTMENTS

Effective January 1, 1997, Maxco acquired a 50% interest in a Limited Liability Company (LLC) for approximately $3.9 million in cash and properties. The LLC was formed to develop and lease real estate in central Michigan.

Effective January 1, 1997, Maxco acquired a 15% interest in Strategic Interactive, Inc. which provides web based training, education and other corporate communications solutions for companies.

Maxco also has an investment of approximately 7% of the common stock of Axson, S.A., of France, a manufacturer of resins and composite materials for advanced applications.

MAXCO, INC. AND SUBSIDIARIES


NOTE 11--CONTINGENCIES AND COMMITMENTS

Maxco and certain subsidiaries occupy facilities and use equipment under operating lease agreements requiring annual rental payments approximating $812,000 in 1998, $587,000 in 1999, $523,000 in 2000, $404,000 in 2001,
$291,000 in 2002, and $581,000 thereafter for a total commitment aggregating $3,198,000. Rent expense charged to operations, including short-term leases, aggregated $810,000 in 1997, $631,000 in 1996 and $578,000 in 1995.

The Company plans to expand the capacities of several of its facilities. Separate financing for these expansion projects is expected to be secured.

NOTE 12--INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco's industry segment information:


                                                  1997      1996       1995
                                              --------------------------------
                                                        (in thousands)
Net sales:
 Distribution                                  $ 45,577   $ 40,600    $ 38,288
 Heat treating                                    8,254
 Packaging products                              19,991     18,789      17,838
 Corporate and other                                455        (59)       (276)
                                               --------   --------    --------
                        TOTAL NET SALES        $ 74,277   $ 59,330    $ 55,850
                                               ========   ========    ========
Operating income (loss):
 Distribution                                  $  1,954   $  1,975    $  1,666
 Heat treating                                    1,201
 Packaging products                                 645        243         758
 Corporate and other                             (1,354)    (1,869)     (1,772)
                                               --------   --------    --------
               TOTAL OPERATING EARNINGS           2,446        349         652
Interest expense, investment income and
  equity in earnings of affiliates                 (551)    (4,181)      2,556
                                               --------   --------    --------
   INCOME (LOSS) FROM CONTINUING OPERATIONS
                BEFORE FEDERAL INCOME TAXES    $  1,895   $ (3,832)   $  3,208
                                               ========   ========    ========

MAXCO, INC. AND SUBSIDIARIES


NOTE 12--INDUSTRY SEGMENT INFORMATION--Continued


                                               1997         1996         1995
                                         -------------------------------------------
                                                      (in thousands)
Identifiable assets:
  Distribution                              $   9,707    $   8,246    $   6,763
  Heat treating                                17,522
  Packaging products                            7,126        7,679        7,577
  Corporate and other                          21,616        9,316        3,565
  Investments and advances                     12,190        5,121        7,396
  Net assets of discontinued operations                     27,169       22,847
                                            ---------    ---------    ---------

                                            $  68,161    $  57,531    $  48,148
                                            =========    =========    =========
Depreciation and amortization expense:
  Distribution                                   $434         $284         $229
  Heat treating                                   260
  Packaging products                              541          485          432
  Corporate and other                             169          106           93
                                            ---------    ---------    ---------

                                            $   1,404    $     875    $     754
                                            =========    =========    =========
Capital expenditures:
  Distribution                              $     641    $   1,629    $     324
  Heat treating                                 9,788
  Packaging products                              246          953          761
  Corporate and other                              95        2,590          518
                                            ---------    ---------    ---------

                                            $  10,770    $   5,172    $   1,603
                                            =========    =========    =========



Identifiable assets are those assets that are used in Maxco's operations in each industry segment. Corporate assets are principally cash, notes receivable, investments, and corporate office properties.

Operations for the year ended March 31, 1995 include a gain of $3.1 million on the sale of common stock.

Maxco has no significant foreign operations, export sales, or inter-segment sales.

No sales to any single customer exceeded 10% of consolidated sales for 1997, 1996 or 1995.

                          MAXCO, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)





       COL. A                                  COL. B               COL. C          COL. D          COL. E           COL. F
------------------------------            ----------------      -------------    ------------   --------------   -------------
                                                                        ADDITIONS
                                                               ------------------------------
                                                                                  Charged to
                                              Balance at         Charged to         Other                            Balance
          DESCRIPTION                         Beginning          Costs and        Accounts-       Deductions--       at End
                                              of Period           Expenses        Describe         Describe         of Period
------------------------------------       ---------------     --------------   -------------    --------------   -------------
Year ended March 31, 1997:
   Allowance for doubtful accounts               $276               $303           $132(B)          $241(A)          $470
Year ended March 31, 1996:
   Allowance for doubtful accounts               $214               $174                            $112(A)          $276
Year ended March 31, 1995:
   Allowance for doubtful accounts               $170               $183                            $139(A)          $214





(A) Represents uncollectible accounts written off, less recoveries.

(B) Represents allowance for doubtful accounts for acquired business.

                                  MAXCO, INC.
                           ANNUAL REPORT ON FORM 10-K


EXHIBITS


Exhibit                                                            PAGE
-------  ----------------------------------------------------      ----

  4.4      Resolution Establishing Series Five Shares               36

  11       Statement Re:  Computation of Per Share Earnings         38

  21       Subsidiaries of the Registrant                           39

  23       Consent of Independent Auditors                          40

  27       Financial Data Schedule