Form 10-Q
period 1997-06-30
MAXCO INC
filed 1997-08-07
CIK 78966

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                      FOR THE QUARTER ENDED JUNE 30, 1997


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

                             Yes X     No
                                ---       ---

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.



            Class                       Outstanding at June 30, 1997
            -----                       ----------------------------

        Common Stock                           3,415,810 shares

                                     PART I

                             FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEETS
                          MAXCO, INC. AND SUBSIDIARIES


                                                      June 30,      March 31,
                                                        1997          1997
                                                     (Unaudited)
                                                  ---------------------------
                                                         (in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $ 1,328      $ 1,609
  Marketable securities--Note 3                          2,996        2,984
  Accounts and notes receivable, less allowance of
    $548,000 ($470,000 at March 31, 1997)               19,880       13,526
  Inventories--Note 2                                    4,491        3,667
  Prepaid expenses and other                               462          269
                                                       -------      -------
                          TOTAL CURRENT ASSETS          29,157       22,055
MARKETABLE SECURITIES - LONG TERM--Note 3                8,812        7,780
PROPERTY AND EQUIPMENT
  Land                                                     732          732
  Buildings                                             10,057        9,810
  Machinery, equipment, and fixtures                    15,168       14,358
                                                       -------      -------
                                                        25,957       24,900
  Allowances for depreciation                           (6,873)      (6,325)
                                                       -------      -------
                                                        19,084       18,575
OTHER ASSETS
  Investments--Note 4                                   12,316       12,219
  Notes and contracts receivable and other               2,104        4,896
  Intangibles                                            2,587        2,636
                                                       -------      -------
                                                        17,007       19,751
                                                       -------      -------
                                                       $74,060      $68,161
                                                       =======      =======

                                                                       June 30,        March 31,
                                                                         1997            1997
                                                                      (Unaudited)
                                                                      --------------------------
                                                                            (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                                     $    226         $   226
   Accounts payable                                                    10,624           6,556
   Employee compensation                                                1,761           1,699
   Taxes, interest, and other liabilities                               3,783           1,714
   Current maturities of long-term obligations                          2,046           4,458
                                                                     --------         -------
                             TOTAL CURRENT LIABILITIES                 18,440          14,653
LONG-TERM OBLIGATIONS, less current maturities                         17,998          16,027
DEFERRED INCOME TAXES                                                   1,371           2,502
STOCKHOLDERS' EQUITY
   Preferred stock:
      Series Three: 10% cumulative redeemable, $60 face
        value; 15,373 shares issued and outstanding
        (15,426 at March 31, 1997)                                        713             716
      Series Four: 10% cumulative redeemable, $51.50 face
        value; 46,414 shares issued and outstanding                     2,390           2,390
      Series Five: 10% cumulative redeemable, $120.00 face
        value; 6,767 shares issued and outstanding--Note 5                812
   Common stock, $1 par value; 10,000,000 shares
      authorized, 3,415,810 issued shares (3,517,680 at
      March 31, 1997)                                                   3,416           3,518
   Net unrealized gain (loss) on marketable securities                     31             (68)
   Retained earnings                                                   28,889          28,423
                                                                     --------         -------

                                                                       36,251          34,979
                                                                     --------         -------
                                                                     $ 74,060         $68,161
                                                                     ========         =======

See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)
                          MAXCO, INC. AND SUBSIDIARIES


                                                                     Three Months Ended June 30,
                                                                      1997                 1996
                                                                   (Unaudited)          (Unaudited)
                                                                                        (Restated-
                                                                                          Note 4)
                                                               ------------------   ------------------
                                                                (in thousands, except per share data)
Net sales                                                                 $27,839              $18,340
Costs and expenses:
 Cost of sales and operating expenses                                      20,926               15,268
 Selling, general and administrative                                        4,145                2,237
 Depreciation and amortization                                                601                  250
                                                               ------------------   ------------------
                                                                           25,672               17,755
                                                               ------------------   ------------------
        OPERATING EARNINGS                                                  2,167                  585
Other income (expense)
 Investment income                                                            212                    4
 Interest expense                                                            (495)                (553)
                                                               ------------------   ------------------
            INCOME FROM CONTINUING OPERATIONS
    BEFORE FEDERAL INCOME TAXES AND EQUITY IN
                       EARNINGS OF AFFILIATES                               1,884                   36
Federal income tax expense                                                    660                   12
                                                               ------------------   ------------------
    INCOME FROM CONTINUING OPERATIONS BEFORE
            EQUITY IN EARNINGS OF AFFILIATES                                1,224                   24
Equity in earnings of affiliates, net of deferred tax--Note 4                 101                  115
                                                               ------------------   ------------------
           INCOME FROM CONTINUING OPERATIONS                                1,325                  139
Income from discontinued operations                                                                308
                                                               ------------------   ------------------
                                  NET INCOME                                1,325                  447
Less preferred stock dividend                                                 (83)                 (51)
                                                               ------------------   ------------------
                       NET INCOME APPLICABLE
                             TO COMMON STOCK                                1,242                  396
                                                               ==================   ==================
NET INCOME PER COMMON SHARE--Primary
 Continuing operations                                                    $   .35              $   .02
 Discontinued operations                                                                           .07
                                                               ------------------   ------------------
                                                                          $   .35              $   .09
                                                               ==================   ==================
Weighted average number of shares of common stock
 and common stock equivalents outstanding                                   3,574                4,357
                                                               ==================   ==================

See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                          MAXCO, INC. AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF CASH FLOWS
MAXCO, INC. AND SUBSIDIARIES

                                                                                                  Three Months Ended June 30,
                                                                                                        1997         1996
                                                                                                     (Unaudited)  (Unaudited)
                                                                                                   -------------------------
                                                                                                          (in thousands)
OPERATING ACTIVITIES
  Net Income                                                                                            $ 1,325       $  447
  Income from Discontinued Businesses                                                                                   (308)
                                                                                                     ----------   ----------
  Income from Continuing Operations                                                                       1,325          139
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and other non-cash charges                                                               500          136
      Changes in operating assets and liabilities                                                           357       (2,628)
                                                                                                     ----------   ----------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                    2,182       (2,353)
INVESTING ACTIVITIES
  Net investment in marketable securities                                                                  (894)
  Purchases of property and equipment                                                                    (1,061)        (382)
  Other                                                                                                      70           41
                                                                                                     ----------   ----------
                 NET CASH USED IN INVESTING ACTIVITIES                                                   (1,885)        (341)
FINANCING ACTIVITIES
  Proceeds from long-term obligations                                                                       300        2,923
  Repayments on long-term obligations and notes payable                                                    (740)        (521)
  Changes in capital stock                                                                                  (55)          33
  Dividends paid on preferred stock                                                                         (83)         (51)
                                                                                                     ----------   ----------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                     (578)       2,384
                                                                                                     ----------   ----------
                 DECREASE IN CASH AND CASH EQUIVALENTS                                                     (281)        (310)
      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    1,609          735
                                                                                                     ----------   ----------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 1,328       $  425
                                                                                                     ==========   ==========

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAXCO, INC. AND SUBSIDIARIES
                                 JUNE 30, 1997




NOTE 1 - Basis of Presentation and Significant Accounting Policies
  The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in Maxco's annual report on Form 10-K for the year ended March 31, 1997.

  The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Certain other amounts in the consolidated financial statements have been reclassified to conform with the current presentation.

NOTE 2 - Inventories
  The major classes of inventories, at the dates indicated were as follows:


                                June 30,                  March 31,
                                  1997                      1997
                                  ----                      ----
                               (Unaudited)
                                          (in thousands)
      Raw materials              $  694                     $  783
      Finished goods and
        work in progress          1,246                      1,212
      Purchased products
        for resale                2,551                      1,672
                                 ------                     ------
                                 $4,491                     $3,667
                                 ======                     ======


NOTE 3 - Marketable Securities
  The Company classifies its marketable securities as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Application of this method resulted in an unrealized gain, net of deferred tax, of approximately $31,000 being reported as part of stockholders' equity at June 30, 1997.

                          MAXCO, INC. AND SUBSIDIARIES



NOTE 4 - Investment in Medar, Inc.
  At June 30, 1997, Maxco owned 1,894,405 shares of Medar's common stock (aggregate market value of approximately $9.7 million).

  The financial statements for the quarter ended June 30, 1996 have been restated to show Medar as an equity investment as a result of Maxco's current ownership percentage of Medar stock being greater than 20%. The effect of the restatement was to increase net income as reported previously for the three months ended June 30, 1996, by $115,000 or $.03 per share.

  Subsequent to June 30, 1997, the Company participated in the private placement by Medar, Inc. of $7.0 million of subordinated debentures. Maxco purchased $750,000 of these debentures representing 10.7% of the total placed. Maxco also received warrants on 150,000 shares of Medar stock at $6.86. The debentures have maturities of up to eight years and bear interest at 12.95%. In connection with this transaction, Maxco also purchased 150,000 shares of previously unissued Medar stock at $5.00 a share.

NOTE 5 - Issuance of Series Five Preferred Stock
  During the current quarter, 6,767 shares of Series Five Preferred stock were issued in exchange for 101,870 shares of common stock. These new shares were issued in conjunction with an offer to exchange shares of common stock for shares of the Company's non-voting Series Five Preferred Stock. The Series Five Preferred shares have a face value of $120 and pay a dividend at the rate of 10% of face value per annum. The Company exchanged one share of Series Five Preferred Stock for every 15 shares of common stock surrendered.

NOTE 6 - Earnings Per Share
  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS No. 128 would not have a material impact on the results of the earnings per share calculation for the quarters ended June 30, 1997 or 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES
                                 JUNE 30, 1997

MATERIAL CHANGES IN FINANCIAL CONDITION

Maxco's operating activities generated $2.2 million in cash during the first quarter of 1997. Increases in accounts receivable, inventory and accounts payable were primarily related to the higher first quarter sales level over the fourth quarter of the prior year. In addition, accounts and notes receivable also increased due to a long-term note receivable being paid currently in July 1997. Current maturities of long-term obligations were reduced due to the refinancing of one of the Company's lines of credit to long-term.

The cash generated from operations was used by the Company in its financing and investing activities. The Company purchased property and equipment of approximately $1.1 million during the quarter.

During the current quarter, 6,767 shares of Series Five Preferred stock were issued in exchange for 101,870 shares of common stock. These new shares were issued in conjunction with an offer to exchange shares of common stock for shares of the Company's non-voting Series Five Preferred Stock. The Series Five Preferred shares have a face value of $120 and pay a dividend at the rate of 10% of face value per annum. The Company exchanged one share of Series Five Preferred Stock for every 15 shares of common stock surrendered.

Subsequent to June 30, 1997, the company participated in the private placement by Medar, Inc. of $7.0 million of subordinated debentures. Maxco purchased $750,000 of these debentures representing 10.7% of the total placed. Maxco also received warrants on 150,000 shares of Medar stock at $6.86. The debentures have maturities of up to eight years and bear interest at 12.95%. In connection with this transaction, Maxco also purchased 150,000 shares of previously unissued Medar stock at $5.00 a share.

The Company believes that its current financial resources, together with cash generated from operations, and its available resources under its lines of credit will be adequate to meet its cash requirements for next year.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to 1996

Net sales from continuing operations increased to $27.8 million compared to $18.3 million in last year's first quarter. First quarter results reflect income from continuing operations of approximately $1.3 million compared to $139,000 for the comparable period in 1996. Current period net income was $1.3 million or $.35 per share compared to last year's $447,000 or $.09 per share. Prior year results have been restated to reflect Maxco's change in its accounting for its investment in Medar from a security available for sale under FASB 115 to an equity investment. The effect of this restatement was to increase net income as reported previously for the three months ended June 30, 1996 by $115,000 or $.03 per share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          MAXCO, INC. AND SUBSIDIARIES

The sales growth in the current period was primarily due to the inclusion of $8.2 million in sales from Atmosphere Annealing, acquired in January 1996. Sales also increased at Maxco's distribution companies (Ersco and Wisconsin Wire & Steel), as well as Pak-Sak.

Operating earnings increased for the three months primarily because of the operating earnings generated by Atmosphere Annealing during the quarter. Ersco and Wisconsin Wire also generated additional operating earnings due to their improved sales level and a higher gross margin percentage.

The increase in earnings from continuing operations was also assisted by the investment income generated as a result of the investment of the cash proceeds from the sale of Maxco's interest in FinishMaster which occurred in July 1996.

                                    PART II

                               OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          During the current quarter, 6,767 shares of Series Five Preferred stock were issued in exchange for 101,870 shares of common stock. These new shares were issued in conjunction with an offer to exchange shares of common stock for shares of the Company's non-voting Series Five Preferred Stock. The Series Five Preferred shares have a face value of $120 and pay a dividend at the rate of 10% of face value per annum. The Company exchanged one share of Series Five Preferred Stock for every 15 shares of common stock surrendered.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6(a) Exhibits


3 Restated Articles of Incorporation and By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.2 Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.3 Resolution authorizing the redemption of Series Two Preferred Stock and establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from registrants Form 10-Q dated February 14, 1997.

4.4 Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

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

10.12 Asset purchase agreement - Axson North America, Inc. is hereby incorporated by reference from Form 10-Q dated February 14, 1997.


11*       Statement Re:  Computation of Per Share Earnings

27*       Financial Data Schedule

Item 6(b) Reports on Form 8-K

          None

*Filed herewith
                                       11

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAXCO, INC.

Date  August 7, 1997                    \S\ VINCENT SHUNSKY
--------------------                    ---------------------------------
                                        Vincent Shunsky, Vice President-Finance
                                        and Treasurer (Principal Financial and
                                        Accounting Officer)

                              INDEX TO EXHIBITS


EXHIBIT NO.                                             DESCRIPTION
-----------                                             -----------

11              Statement Re:  Computation of Per Share Earnings

27              Financial Data Schedule