Form 10-Q
period 1997-09-30
MAXCO INC
filed 1997-11-10
CIK 78966

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                         Commission File Number 0-2762


                                  MAXCO, INC.
             (Exact Name of Registrant as Specified in its Charter)




        Michigan                                                 38-1792842
        --------                                                 ----------
(State or other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                            Identification Number)


    1118 Centennial Way
Lansing, Michigan                                                      48917
(Address of principal executive                                      (Zip Code)
offices)


Registrant's Telephone Number, including area code:  (517) 321-3130
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.

                                Yes  X   No
                                    ---     ---

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.




         Class                          Outstanding at September 30, 1997
         -----                          ---------------------------------

      Common Stock                              3,318,810 shares

                                     PART I

                             FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEETS
                          MAXCO, INC. AND SUBSIDIARIES



                                                  September 30,  March 31,
                                                       1997        1997
                                                   (Unaudited)
                                                  ------------------------
                                                       (in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $ 1,108    $ 1,609
  Marketable securities--Note 3                         3,096      2,984
  Accounts and notes receivable, less allowance of
    $581,000 ($470,000 at March 31, 1997)              19,099     13,526
  Inventories--Note 2                                   4,075      3,667
  Prepaid expenses and other                              394        269
                                                      -------    -------
                            TOTAL CURRENT ASSETS       27,772     22,055
MARKETABLE SECURITIES - LONG TERM--Note 3               8,700      7,780
PROPERTY AND EQUIPMENT
  Land                                                    732        732
  Buildings                                            11,969      9,810
  Machinery, equipment, and fixtures                   15,338     14,358
                                                      -------    -------
                                                       28,039     24,900
  Allowances for depreciation                          (7,335)    (6,325)
                                                      -------    -------
                                                       20,704     18,575
OTHER ASSETS
  Investments--Note 4                                  13,165     12,219
  Notes and contracts receivable and other              2,861      4,896
  Intangibles                                           2,538      2,636
                                                      -------    -------
                                                       18,564     19,751
                                                      -------    -------
                                                      $75,740    $68,161
                                                      =======    =======


                                                      September 30,  March 31,
                                                          1997         1997
                                                       (Unaudited)
                                                      ------------------------
                                                            (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                          $   226     $   226
  Accounts payable                                        11,157       6,556
  Employee compensation                                    1,507       1,699
  Taxes, interest, and other liabilities                   2,823       1,714
  Current maturities of long-term obligations              1,984       4,458
                                                         -------     -------
                          TOTAL CURRENT LIABILITIES       17,697      14,653

LONG-TERM OBLIGATIONS, less current maturities            19,655      16,027

DEFERRED INCOME TAXES                                      1,686       2,502

STOCKHOLDERS' EQUITY
  Preferred stock:
    Series Three: 10% cumulative redeemable, $60 face
      value; 15,152 shares issued and outstanding
      (15,426 at March 31, 1997)                             700         716
    Series Four: 10% cumulative redeemable, $51.50 face
      value; 46,414 shares issued and outstanding          2,390       2,390
    Series Five: 10% cumulative redeemable, $120 face
      value; 6,698 shares issued and outstanding--Note 5     804
  Common stock, $1 par value; 10,000,000 shares
    authorized, 3,318,810 issued shares (3,517,680 at
    March 31, 1997)                                        3,319       3,518
  Net unrealized gain (loss) on marketable securities         90         (68)
  Retained earnings                                       29,399      28,423
                                                         -------     -------
                                                          36,702      34,979
                                                         -------     -------
                                                         $75,740     $68,161
                                                         =======     =======

See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)
                          MAXCO, INC. AND SUBSIDIARIES



                                                                         Three Months Ended September 30,
                                                                            1997                 1996
                                                                         (Unaudited)          (Unaudited)
                                                                                              (Restated-
                                                                                                Note 4)
                                                                      ---------------        ---------------
                                                                      (in thousands, except per share data)
Net sales                                                                  $29,342              $19,876
Costs and expenses:
  Cost of sales and operating expenses                                      22,344               16,492
  Selling, general and administrative                                        4,120                2,379
  Depreciation and amortization                                                591                  281
                                                                           -------              -------
                                                                            27,055               19,152
                                                                           -------              -------
                                           OPERATING EARNINGS                2,287                  724
Other income (expense)
  Investment income                                                            247                  402
  Interest expense                                                            (485)                (230)
                                                                           -------              -------
    INCOME FROM CONTINUING OPERATIONS BEFORE FEDERAL
      INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES                      2,049                  896
Federal income tax expense                                                     720                  313
                                                                           -------              -------
                            INCOME FROM CONTINUING OPERATIONS
                      BEFORE EQUITY IN EARNINGS OF AFFILIATES                1,329                  583
Equity in earnings of affiliates, net of deferred tax--Note 4                  103                   79
                                                                           -------              -------
                            INCOME FROM CONTINUING OPERATIONS                1,432                  662
Income from discontinued operations                                                              21,782
                                                                           -------              -------
                                                   NET INCOME                1,432               22,444
Less preferred stock dividend and other                                      ( 103)                 (53)
                                                                           -------              -------
                        NET INCOME APPLICABLE TO COMMON STOCK                1,329               22,391
                                                                           =======              =======
NET INCOME PER COMMON SHARE
  Continuing operations                                                    $   .38              $   .15
  Discontinued operations                                                                          5.14
                                                                           -------              -------
                                                                           $   .38              $  5.29
                                                                           =======              =======
Weighted average number of shares of common stock
  and common stock equivalents outstanding                                   3,467                4,236
                                                                           =======              =======

See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)
                          MAXCO, INC. AND SUBSIDIARIES


                                                                         Six Months Ended September 30,
                                                                             1997                1996
                                                                         (Unaudited)           (Unaudited)
                                                                                               (Restated-
                                                                                                 Note 4)
                                                                        -----------------------------------
                                                                       (in thousands, except per share data)
Net sales                                                                  $57,181              $38,216
Costs and expenses:
  Cost of sales and operating expenses                                      43,270               31,760
  Selling, general and administrative                                        8,265                4,616
  Depreciation and amortization                                              1,192                  531
                                                                           -------              -------
                                                                            52,727               36,907
                                                                           -------              -------
                                           OPERATING EARNINGS                4,454                1,309
Other income (expense)
  Investment income                                                            460                  406
  Interest expense                                                            (981)                (783)
                                                                           -------              -------
    INCOME FROM CONTINUING OPERATIONS BEFORE FEDERAL
      INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES                      3,933                  932
Federal income tax expense                                                   1,379                  325
                                                                           -------              -------
                       INCOME FROM CONTINUING OPERATIONS
                      BEFORE EQUITY IN EARNINGS OF AFFILIATES                2,554                  607
Equity in earnings of affiliates, net of deferred tax--Note 4                  203                  194
                                                                           -------              -------
                       INCOME FROM CONTINUING OPERATIONS                     2,757                  801
Income from discontinued operations                                                              22,090
                                                                           -------              -------
                                                   NET INCOME                2,757               22,891
Less preferred stock dividend and other                                       (186)                (109)
                                                                           -------              -------
                        NET INCOME APPLICABLE TO COMMON STOCK                2,571               22,782
                                                                           =======              =======
NET INCOME PER COMMON SHARE
  Continuing operations                                                    $   .73              $   .17
  Discontinued operations                                                                          5.03
                                                                           -------              -------
                                                                           $   .73              $  5.20
                                                                           =======              =======
Weighted average number of shares of common stock
  and common stock equivalents outstanding                                   3,516                4,392
                                                                           =======              =======

See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                          MAXCO, INC. AND SUBSIDIARIES




CONSOLIDATED STATEMENTS OF CASH FLOWS
MAXCO, INC. AND SUBSIDIARIES

                                                                                                    Six Months Ended September 30,
                                                                                                         1997           1996
                                                                                                      (Unaudited)   (Unaudited)
                                                                                                    ------------------------------
                                                                                                          (in thousands)
OPERATING ACTIVITIES
  Net Income                                                                                              $2,757      $22,891
  Income from Discontinued Operations                                                                                 (22,090)
                                                                                                          ------      -------
  Income from Continuing Operations                                                                        2,757          801
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and other non-cash charges                                                              1,200          336
      Changes in operating assets and liabilities                                                         (2,544)      13,926
                                                                                                          ------      -------
                                                          NET CASH PROVIDED BY OPERATING ACTIVITIES        1,413       15,063
INVESTING ACTIVITIES
  Sale of subsidiary                                                                                                   37,711
  Payments received on notes receivable                                                                    3,443
  Net investment in marketable securities                                                                   (793)     (26,529)
  Investment in affiliates                                                                                (1,510)
  Purchases of property and equipment                                                                     (3,236)        (622)
  Other                                                                                                      220            8
                                                                                                          ------      -------
                                                NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (1,876)      10,568
FINANCING ACTIVITIES
  Proceeds from long-term obligations                                                                      2,140          446
  Repayments on long-term obligations and notes payable                                                     (986)     (19,566)
  Changes in capital stock                                                                                (1,006)      (5,557)
  Dividends paid on preferred stock                                                                         (186)        (102)
                                                                                                          ------      -------
                                                              NET CASH USED IN FINANCING ACTIVITIES          (38)     (24,779)
                                                                                                          ------      -------
                                                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (501)         852
                                                   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        1,609          735
                                                                                                          ------      -------
                                                         CASH AND CASH EQUIVALENTS AT END OF PERIOD       $1,108       $1,587
                                                                                                          ======      =======

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAXCO, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1997




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

NOTE 2 - Inventories
  The major classes of inventories, at the dates indicated were as follows:


                                  September 30,              March 31,
                                      1997                       1997
                                   -----------                ---------
                                   (Unaudited)
                                               (in thousands)

           Raw materials            $  717                     $  783
           Finished goods and
            work in progress         1,224                      1,212
           Purchased products
            for resale               2,134                      1,672
                                    ------                     ------
                                    $4,075                     $3,667
                                    ======                     ======


NOTE 3 - Marketable Securities
  The Company classifies its marketable securities as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Application of this method resulted in an unrealized gain, net of deferred tax, of approximately $90,000 being reported as part of stockholders' equity at September 30, 1997.

                          MAXCO, INC. AND SUBSIDIARIES



NOTE 4 - Investment in Medar, Inc.
  The financial statements for the three and six months ended September 30, 1996 have been restated to show Medar as an equity investment as a result of Maxco's current ownership percentage of Medar stock being greater than 20%. The effect of the restatement was to increase net income as reported previously for the three and six months ended September 30, 1996, by $79,000 or $.02 per share and $194,000 or $.04 per share, respectively.

  During the quarter ended September 30, 1997, the Company participated in the private placement by Medar, Inc. of $7.0 million of subordinated debentures. Maxco purchased $750,000 of these debentures representing 10.7% of the total placed. Maxco also received warrants to purchase 150,000 shares of Medar stock at $6.86. The debentures have maturities of up to eight years and bear interest at 12.95%. In connection with this transaction, Maxco also purchased 150,000 shares of previously unissued Medar stock at $5.00 a share.

  At September 30, 1997, Maxco owned 2,045,405 shares or approximately 23% of Medar's common stock (aggregate market value of approximately $15.2 million at that date).

NOTE 5 - Issuance of Series Five Preferred Stock
  In the first quarter of the current year, 6,767 shares of Series Five Preferred stock were issued in exchange for 101,870 shares of common stock. These new shares were issued in conjunction with an offer to exchange shares of common stock for shares of the Company's non-voting Series Five Preferred Stock. The Series Five Preferred shares have a face value of $120 and pay a dividend at the rate of 10% of face value per annum. The Company exchanged one share of Series Five Preferred Stock for every 15 shares of common stock surrendered.

NOTE 6 - Earnings Per Share
  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS No. 128 would not have a material impact on the results of the earnings per share calculation for the three or six months ended September 30, 1997 or 1996, and is not anticipated to have a material effect for the year ended March 31, 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1997

MATERIAL CHANGES IN FINANCIAL CONDITION

Maxco's operating activities generated $1.4 million in cash during the first six months of 1997. Higher sales levels during the summer construction period by Ersco and Wisconsin Wire & Steel was the primary reason for the increases in accounts receivable, inventory and accounts payable over the fourth quarter of the prior year. Current maturities of long-term obligations were reduced from the March 31, 1997 level due to the refinancing of one of the Company's lines of credit.

The cash generated from operations in 1997, as well as proceeds from the collection of a note related to the sale of Maxco's interest in FinishMaster, were used by Maxco principally as follows:



* The Company invested in property and equipment of approximately $3.2 million during the first six months.
* The Company participated in the private placement by Medar, Inc. of $7.0 million of subordinated debentures. Maxco purchased $750,000 of these debentures representing 10.7% of the total placed. Maxco also received warrants to purchase 150,000 shares of Medar stock at $6.86 as part of this transaction. The debentures have maturities of up to eight years and bear interest at 12.95%. In connection with this transaction, Maxco also purchased 150,000 shares of previously unissued Medar stock at $5.00 a share.
* The Company repurchased approximately 97,000 shares of Maxco stock during the six-months ended September 30, 1997.


In the first quarter of the current fiscal year, 6,767 shares of Series Five Preferred stock were issued in exchange for 101,870 shares of common stock pursuant to an exchange offer.

The Company believes that its current financial resources, together with cash generated from operations, and its available resources under its lines of credit will be adequate to meet its cash requirements for the next year.

Subsequent to September 30, 1997, Maxco increased its investment in Strategic Interactive, Inc., a technology based training and education provider, from 15% to 45% ownership.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to 1996

Net sales from continuing operations increased to $29.3 million compared to $19.9 million in last year's second quarter. Second quarter results reflect income from continuing operations of approximately $1.4 million compared to $662,000 for the comparable period in 1996. Net income was $1.4 million or $.38 per share compared to last year's $22.4 million or $5.29 per share. Net income for last year's second quarter reflects $22.0 million in income from discontinued operations resulting from the sale of Maxco's interest in FinishMaster stock on July 9, 1996. Prior year results have been restated to reflect Maxco's change in its accounting for its investment in Medar from a security available for sale under FASB 115 to an equity investment. The effect of this restatement was to increase net income as reported previously for the three months ended September 30, 1996 by $79,000 or $.02 per share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          MAXCO, INC. AND SUBSIDIARIES


Higher sales in the current period occurred at Maxco's construction supplies companies (Ersco and Wisconsin Wire & Steel) over the comparable 1996 period. This increase in sales at these companies, as well as the inclusion of the sales for Atmosphere Annealing, acquired in January 1997, were the primary reasons that net sales increased over the comparable period of the prior year.

Ersco and Wisconsin Wire & Steel generated additional operating earnings in the current period over last year due to their increased sales level and a higher gross margin percentage. In addition, operating results for Atmosphere Annealing, acquired in January 1997, were included in the current quarter results.

The change in net interest was attributable to the cash requirements for the purchase of assets, investments made in affiliates, and the repurchase of Company stock.

Six Months Ended June 30, 1997 Compared to 1996

Net sales from continuing operations increased to $57.2 million compared to $38.2 million for last year's comparable six month period. Results for this period reflect income from continuing operations of approximately $2.8 million compared to $801,000 for the comparable period in 1996. Net income was $2.8 million or $.73 per share compared to last year's $22.9 million or $5.20 per share. Income from discontinued operations for the six month period of the prior year included a $22.0 million gain from the sale of FinishMaster. Prior year results have been restated to reflect Maxco's change in its accounting for its investment in Medar from a security available for sale under FASB 115 to an equity investment. The effect of this restatement was to increase net income as reported previously for the six months ended September 30, 1996 by $194,000 or $.04 per share.

The sales growth in the current period was due to an increase in sales at Ersco and Wisconsin Wire & Steel, and the inclusion of sales for Atmosphere Annealing, acquired in January 1997.

Higher earnings at Ersco and Wisconsin Wire & Steel, and the inclusion of operating earnings generated by Atmosphere Annealing during the six months, improved operating earnings over the comparable prior period. Net interest expense increased for the six months due to the cash requirements for the investment in assets, investments in affiliates, and repurchase of Company stock.

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

                                        MAXCO, INC.




Date  November 6, 1997                  \S\ VINCENT SHUNSKY
      ----------------                  ---------------------------------------
                                        Vincent Shunsky, Vice President-Finance
                                        and Treasurer (Principal Financial and
                                        Accounting Officer)