Form 10-Q
period 1997-12-31
MAXCO INC
filed 1998-02-17
CIK 78966

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                    FOR THE QUARTER ENDED DECEMBER 31, 1997


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

                         Yes X            No
                            ----            ----

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.



          Class                      Outstanding at December 31, 1997
          -----                      --------------------------------
      Common Stock                          3,305,510 shares

                                     PART I

                             FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEETS
                          MAXCO, INC. AND SUBSIDIARIES


                                                     December 31,  March 31,
                                                         1997        1997
                                                      (Unaudited)
                                                     --------------------------
                                                            (in thousands)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                $   883    $ 1,609
 Marketable securities--Note 3                              2,822      2,984
 Accounts and notes receivable, less allowance of
   $620,000 ($470,000 at March 31, 1997)                   14,061     13,526
 Inventories--Note 2                                        4,172      3,667
 Prepaid expenses and other                                   619        269
                                                          -------    -------
                         TOTAL CURRENT ASSETS              22,557     22,055
MARKETABLE SECURITIES - LONG TERM--Note 3                   5,300      7,780
PROPERTY AND EQUIPMENT
  Land                                                        732        732
  Buildings                                                10,962      9,810
  Machinery, equipment, and fixtures                       17,594     14,358
                                                          -------    -------
                                                           29,288     24,900
  Allowances for depreciation                              (7,853)    (6,325)
                                                          -------    -------
                                                           21,435     18,575
OTHER ASSETS
 Investments--Note 4                                       17,876     12,219
 Notes and contracts receivable and other                   2,958      4,896
 Intangibles                                                2,905      2,636
 Restricted cash for acquisition of equipment--Note 5       2,460
                                                          -------    -------
                                                           26,199     19,751
                                                          -------    -------
                                                          $75,491    $68,161
                                                          =======    =======


                                                    December 31,  March 31,
                                                        1997         1997
                                                     (Unaudited)
                                                    ------------------------
                                                         (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                          $   226     $   226
  Accounts payable                                         7,386       6,556
  Employee compensation                                    1,135       1,699
  Taxes, interest, and other liabilities                   3,020       1,714
  Current maturities of long-term obligations              1,253       4,458
                                                         -------     -------
                          TOTAL CURRENT LIABILITIES       13,020      14,653
LONG-TERM OBLIGATIONS, less current maturities            24,033      16,027

DEFERRED INCOME TAXES                                      1,675       2,502

STOCKHOLDERS' EQUITY
  Preferred stock:
     Series Three: 10% cumulative redeemable, $60 face
      value; 15,150 shares issued and outstanding
      (15,426 at March 31, 1997)                             700         716
    Series Four: 10% cumulative redeemable, $51.50 face
      value; 46,414 shares issued and outstanding          2,390       2,390
    Series Five: 10% cumulative redeemable, $120 face
      value; 6,680 shares issued and outstanding--Note 7     802
  Common stock, $1 par value; 10,000,000 shares
      authorized, 3,305,510 issued shares (3,517,680 at
      March 31, 1997)                                      3,306       3,518
Net unrealized gain (loss) on marketable securities           85         (68)
Retained earnings                                         29,480      28,423
                                                         -------     -------
                                                          36,763      34,979
                                                         -------     -------
                                                         $75,491     $68,161
                                                         =======     =======

See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)
                          MAXCO, INC. AND SUBSIDIARIES



                                                                    Three Months Ended December 31,
                                                                      1997                 1996
                                                                   (Unaudited)          (Unaudited)
                                                                ---------------------------------------
                                                                  (in thousands, except per share data)

Net sales                                                          $24,091              $15,955
Costs and expenses:
  Cost of sales and operating expenses                              18,405               12,909
  Selling, general and administrative                                4,254                2,095
  Depreciation and amortization                                        615                  291
                                                                   -------              -------
                                                                    23,274               15,295
                                                                   -------              -------
                                           OPERATING EARNINGS          817                  660
Other income (expense)
  Investment income                                                    267                  396
  Interest expense                                                    (548)                (169)
                                                                   -------              -------
             INCOME FROM CONTINUING OPERATIONS BEFORE FEDERAL
            INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES          536                  887
Federal income tax expense                                             179                  302
                                                                   -------              -------
                            INCOME FROM CONTINUING OPERATIONS
                      BEFORE EQUITY IN EARNINGS OF AFFILIATES          357                  585
Equity in earnings of affiliates, net of deferred tax--Note 4          (10)                (498)
                                                                   -------              -------
                            INCOME FROM CONTINUING OPERATIONS          347                   87
Loss from discontinued operations                                                          (693)
                                                                   -------              -------
                                            NET INCOME (LOSS)          347                 (606)
Less preferred stock dividends                                        (102)                 (51)
                                                                   -------              -------
                 NET INCOME (LOSS) APPLICABLE TO COMMON STOCK          245                 (657)
                                                                   =======              =======
NET INCOME (LOSS) PER COMMON SHARE - BASIC:
  Continuing operations                                            $   .07              $   .01
  Discontinued operations                                                                  (.19)
                                                                   -------              -------
                                                                   $   .07              $  (.18)
NET INCOME (LOSS) PER COMMON SHARE - ASSUMING DILUTION:            =======              =======
  Continuing operations                                            $   .07              $   .01
  Discontinued operations                                                                  (.19)
                                                                   -------              -------
                                                                   $   .07              $  (.18)
                                                                   =======              =======

See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)
                             MAXCO, INC. AND SUBSIDIARIES



                                                                        Nine Months Ended December 31,
                                                                           1997                 1996
                                                                       (Unaudited)          (Unaudited)
                                                                   ---------------------------------------
                                                                    (in thousands, except per share data)

Net sales                                                                  $81,272              $54,172
Costs and expenses:
  Cost of sales and operating expenses                                      61,675               44,670
  Selling, general and administrative                                       12,519                6,711
  Depreciation and amortization                                              1,807                  822
                                                                           -------              -------
                                                                            76,001               52,203
                                                                           -------              -------
                                           OPERATING EARNINGS                5,271                1,969
Other income (expense)
  Investment income                                                            727                  802
  Interest expense                                                          (1,529)                (952)
                                                                           -------              -------
             INCOME FROM CONTINUING OPERATIONS BEFORE FEDERAL
            INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES                4,469                1,819
Federal income tax expense                                                   1,558                  627
                                                                           -------              -------
                            INCOME FROM CONTINUING OPERATIONS
                      BEFORE EQUITY IN EARNINGS OF AFFILIATES                2,911                1,192
Equity in earnings of affiliates, net of deferred tax--Note 4                  193                 (304)
                                                                           -------              -------
                            INCOME FROM CONTINUING OPERATIONS                3,104                  888
Income from discontinued operations                                                              21,397
                                                                           -------              -------
                                                   NET INCOME                3,104               22,285
Less preferred stock dividends                                                (288)                (153)
                                                                           -------               ------
                        NET INCOME APPLICABLE TO COMMON STOCK                2,816               22,132
NET INCOME PER COMMON SHARE - BASIC:                                       =======              =======
  Continuing operations                                                    $   .82              $   .19
  Discontinued operations                                                                          5.42
                                                                           -------              -------
                                                                           $   .82              $  5.61
NET INCOME PER COMMON SHARE - ASSUMING DILUTION:                           =======              =======
  Continuing operations                                                    $   .80              $   .19
  Discontinued operations                                                                          5.01
                                                                           -------              -------
                                                                           $   .80              $  5.20
                                                                           =======              =======

See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                          MAXCO, INC. AND SUBSIDIARIES





CONSOLIDATED STATEMENTS OF CASH FLOWS
MAXCO, INC. AND SUBSIDIARIES



                                                                     Nine Months Ended December 31,
                                                                             1997         1996
                                                                          (Unaudited)  (Unaudited)
                                                                     ------------------------------
                                                                               (in thousands)

OPERATING ACTIVITIES
  Net Income                                                              $  3,104     $ 22,285
  Income from Discontinued Operations                                                   (21,397)
                                                                          --------     --------
  Income from Continuing Operations                                          3,104          888
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
      Depreciation and other non-cash items                                  1,615        1,127
      Changes in operating assets and liabilities                           (1,612)         223
                                                                          --------     --------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                     3,107        2,238

INVESTING ACTIVITIES
  Sale of subsidiary                                                                     40,602
  Payments received on notes receivable                                      3,443
  Net investment in marketable securities                                    2,874      (13,641)
  Investment in affiliates                                                  (6,293)        (876)
  Purchase of businesses                                                      (400)
  Purchases of property and equipment                                       (4,508)        (759)
  Other                                                                        183          175
                                                                          --------     --------
             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (4,701)      25,501

FINANCING ACTIVITIES
  Restricted cash for acquisition of equipment                              (2,460)
  Proceeds from long-term obligations                                       10,095          488
  Repayments on long-term obligations and notes payable                     (5,294)     (19,728)
  Changes in capital stock                                                  (1,185)      (5,759)
  Dividends paid on preferred stock                                           (288)        (153)
                                                                          --------     --------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                868      (25,152)
                                                                          --------     --------
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (726)       2,587
             CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                1,609          735
                                                                          --------     --------
                   CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    883     $  3,322
                                                                          ========     ========

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAXCO, INC. AND SUBSIDIARIES
                               DECEMBER 31, 1997




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

NOTE 2 - Inventories
  The major classes of inventories, at the dates indicated were as follows:


                               December 31,           March 31,
                                  1997                  1997
                               -----------            ---------
                               (Unaudited)
                                         (in thousands)

           Raw materials       $       797            $     783
           Finished goods and
            work in progress         1,457                1,212
           Purchased products
            for resale               1,918                1,672
                               -----------            ---------
                               $     4,172            $   3,667
                               ===========            =========


NOTE 3 - Marketable Securities
  The Company classifies its marketable securities as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Application of this method resulted in an unrealized gain, net of deferred tax, of approximately $85,000 being reported as part of stockholders' equity at December 31, 1997.

                          MAXCO, INC. AND SUBSIDIARIES



NOTE 4 - Investment in Medar, Inc.
  During the quarter ended September 30, 1997, the Company participated in the private placement by Medar, Inc. of $7.0 million of subordinated debentures. Maxco purchased $750,000 of these debentures representing 10.7% of the total placed. Maxco also received warrants to purchase 150,000 shares of Medar stock at $6.86. The debentures have maturities of up to eight years and bear interest at 12.95%. In connection with this transaction, Maxco also purchased 150,000 shares of previously unissued Medar stock at $5.00 a share.

  At December 31, 1997, Maxco owned 2,087,405 shares or approximately 23% of Medar's common stock (aggregate market value of approximately $11.2 million at that date).

NOTE 5 - Restricted Cash
  The Company has borrowings under its variable rate tax exempt revenue bond. The use of the proceeds from these borrowings are restricted for the acquisition of certain equipment. The unexpended portion of $2.5 million is included in restricted cash at December 31, 1997.

NOTE 6 - Long-Term Debt
  In December 1997, the Company's Atmosphere Annealing subsidiary issued variable rate bonds totaling $7.9 million. Approximately $3.5 million of the proceeds was used for the refinancing of other long-term debt with the balance used for the acquisition of machinery and equipment.

NOTE 7 - Issuance of Series Five Preferred Stock
  In the quarter ended June 30, 1997, 6,767 shares of Series Five Preferred stock were issued in exchange for 101,870 shares of common stock. These new shares were issued in conjunction with an offer to exchange shares of common stock for shares of the Company's non-voting Series Five Preferred Stock.
  The Series Five Preferred shares have a face value of $120 and pay a dividend at the rate of 10% of face value per annum. The Company exchanged one share of Series Five Preferred Stock for every 15 shares of common stock surrendered.

NOTE 8 - Earnings Per Share
  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excluded any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

                          MAXCO, INC. AND SUBSIDIARIES


The following table sets forth the computation of basic and diluted earnings per share:




                                                         Three Months Ended         Nine Months Ended
                                                            December 31,               December 31,
                                                         1997         1996          1997         1996
                                                         ------------------        ----------------------
                                                             (in thousands, except per share data)

NUMERATOR:
 Income from continuing operations                        $  347        $   87       $3,104       $   888
 Income (loss) from discontinued operations                               (693)                    21,397
                                                          ------        ------       ------       -------
 Net income (loss)                                           347          (606)       3,104        22,285

 Preferred stock dividends                                  (102)          (51)        (288)         (153)
                                                          ------        ------       ------       -------
NUMERATOR FOR BASIC EARNING PER SHARE--INCOME
 AVAILABLE TO COMMON STOCKHOLDERS
 Continuing operations                                       245            36        2,816           735
 Discontinued operations                                                  (693)                    21,397
                                                          ------        ------       ------       -------
 Net income (loss)                                           245          (657)       2,816        22,132

Effect of dilutive securities:
 Preferred stock dividends                                                  27                         81
                                                          ------        ------       ------       -------

NUMERATOR FOR DILUTED EARNINGS PER SHARE--INCOME
 TO COMMON STOCKHOLDERS AFTER ASSUMED CONVERSIONS
 Continuing operations                                       245            63        2,816           816
 Discontinued operations                                                  (693)                    21,397
                                                          ------        ------       ------       -------
 Net income (loss)                                           245          (630)       2,816        22,213

DENOMINATOR:
 DENOMINATOR FOR BASIC EARNINGS PER SHARE--
 WEIGHTED-AVERAGE SHARES                                   3,416         3,690        3,437         3,946

Effect of dilutive securities:
 Employee stock options                                      108            70           84            93
 Convertible Preferred Stock                                               232                        232
                                                          ------        ------       ------       -------
Dilutive potential common shares                             108           302           84           325
                                                          ------        ------       ------       -------
DENOMINATOR FOR DILUTED EARNINGS PER SHARE--ADJUSTED
 WEIGHTED-AVERAGE SHARES AND ASSUMED CONVERSIONS           3,524         3,992        3,521         4,271
                                                          ------        ------       ------       -------
BASIC EARNINGS PER SHARE
 Continuing operations                                    $  .07        $  .01       $  .82       $   .19
 Discontinued operations                                                  (.19)                      5.42
                                                          ------        ------       ------       -------
 Net income (loss)                                        $  .07        $ (.18)      $  .82       $  5.61
                                                          ======        ======       ======       =======
DILUTED EARNINGS PER SHARE
 Continuing operations                                    $  .07        $  .01       $  .80       $   .19
 Discontinued operations                                                  (.17)                     5.01
                                                          ------        ------       ------       -------
 Net income (loss)                                        $  .07        $ (.16)      $  .80       $  5.20
                                                          ======        ======       ======       =======


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES
                               DECEMBER 31, 1997

MATERIAL CHANGES IN FINANCIAL CONDITION

Maxco's operating activities generated $3.1 million in cash during the first nine months of 1997. Current maturities of long-term obligations were reduced from the March 31, 1997 level due to the refinancing of one of the Company's lines of credit.

The cash generated from operations in 1997, as well as proceeds from the collection of a note related to the sale of Maxco's interest in FinishMaster, were used by Maxco principally as follows:

- The Company invested in property and equipment of approximately $4.5 million during the first nine months.

- The Company participated in the private placement by Medar, Inc. of $7.0 million of subordinated debentures. Maxco purchased $750,000 of these debentures representing 10.7% of the total placed. Maxco also received warrants to purchase 150,000 shares of Medar stock at $6.86 as part of this transaction. The debentures have maturities of up to eight years and bear interest at 12.95%. In connection with this transaction, Maxco purchased 150,000 shares of previously unissued Medar stock at $5.00 a share. Maxco has also purchased 77,200 shares of Medar stock on the open market since April 1, 1997. At January 31, 1998, Maxco owned 2,120,605 shares of Medar's common stock.

- The Company repurchased approximately 115,300 shares of Maxco stock during the nine-months ended December 31, 1997.
- The Company increased its investment in Strategic Interactive, Inc., a web based training and education provider, from 15% to 45% ownership.


In December 1997, the Company's Atmosphere Annealing subsidiary issued variable rate bonds totaling $7.9 million. Approximately $3.5 million of the proceeds was used for the refinancing of other long-term debt with the balance used for the acquisition of machinery and equipment.

In the quarter ended June 30, 1997, 6,767 shares of Series Five Preferred stock were issued in exchange for 101,870 shares of common stock pursuant to an exchange offer.

The Company believes that its current financial resources, together with cash generated from operations, and its available resources under its lines of credit will be adequate to meet its cash requirements for the next year.

MATERIAL CHANGES IN RESULTS OF OPERATIONS


Three Months Ended December 31, 1997 Compared to 1996

Net sales from continuing operations increased to $24.1 million compared to $16.0 million in last year's third quarter. Third quarter results reflect income from continuing operations of $347,000 compared to $87,000 for the comparable period in 1996. Net income was $347,000 or $.07 per diluted share compared to last year's loss of $606,000 or $.18 per diluted share. Net income for last year's third quarter reflects a loss of $693,000 from discontinued operations.

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

The Construction Products group generated additional operating earnings in the current period over last year due to their increased sales level and a higher gross margin percentage. In addition, operating results for Atmosphere Annealing, acquired in January 1997, were included in the current quarter results. An operating loss occurred at Pak-Sak in the current quarter due to reduced sales and a lower gross margin percentage at this location.

The change in net interest was attributable to the cash used for the purchase of assets, investments made in affiliates, and the repurchase of Company stock.

Nine Months Ended December 31, 1997 Compared to 1996

Net sales from continuing operations increased to $81.3 million compared to $54.2 million for last year's comparable nine month period. Results for this period reflect income from continuing operations of $3.1 million compared to $888,000 for the comparable period in 1996. Net income was $3.1 million or $.80 per diluted share compared to last year's $22.3 million or $5.20 per diluted share. Income from discontinued operations for the nine month period of the prior year included a $22.0 million gain from the sale of FinishMaster.

The sales growth in the current period was due to an increase in sales at the Construction Products group, and the inclusion of sales for Atmosphere Annealing, acquired in January 1997. Sales at Pak-Sak during the nine months declined, however, from the comparable period in 1996.

The improved operating earnings over the comparable prior period was due to higher earnings at Ersco and Wisconsin Wire & steel, and the inclusion of operating earnings generated by Atmosphere Annealing during the nine months. Operating earnings were negatively impacted during this period as a result of Pak-Sak's lower sales and a lower gross margin percentage, as this unit's operating earnings were reduced to a break-even for the period. Net interest expense increased for the nine months due to the cash requirements for the investment in assets, investments in affiliates, and repurchase of Company stock.

                           PART II

                      OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6(a)  Exhibits

3*         Restated Articles of Incorporation



3.1 By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

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

10.12 Asset purchase agreement - Axson North America, Inc. is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

10.13* Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc.

10.14* Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc.


27*        Financial Data Schedule

Item 6(b)  Reports on Form 8-K

           None


*Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAXCO, INC.




Date  February 13, 1998                 \S\ VINCENT SHUNSKY
      -----------------                 -------------------------------
                                        Vincent Shunsky, Vice President-Finance
                                        and Treasurer (Principal Financial and
                                        Accounting Officer)

                              INDEX TO EXHIBITS


EXHIBIT NO.             DESCRIPTION
-----------             -----------

 3*             Restated Articles of Incorporation



 3.1 By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

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

10.12 Asset purchase agreement - Axson North America, Inc. is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

10.13* Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc.

10.14* Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc.


27*             Financial Data Schedule



*Filed herewith