Form 10-K
period 1998-03-31
MAXCO INC
filed 1998-06-26
CIK 78966

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                  to
                                     ----------------     ----------------

                          Commission File Number 0-2762

                                   MAXCO, INC.
             (Exact Name of Registrant as Specified in its Charter)

                    Michigan                                                     38-1792842
                    --------                                                     ----------
(State or other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification Number)

              1118 Centennial Way, Lansing, Michigan                              48917
             -----------------------------------------                          ---------
             (Address of principal executive offices)                           (Zip Code)

Registrant's Telephone Number, including area code:                          (517) 321-3130
                                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:

                        TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
                                NONE                                                   NONE
                                ----                                                   ----

Securities registered pursuant to Section 12(g) of the Act:
                           Common stock                                     Series Three Preferred Stock
                         ---------------                                    ----------------------------
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

                                            Yes   x         No
                                                 ----           ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 1998: $15,785,400.

At May 31, 1998, there were outstanding 3,296,710 shares of Registrant's common stock.

                       Documents Incorporated By Reference

Portions of the annual proxy statement for the year ended March 31, 1998 are incorporated by reference into Part III.

                                   MAXCO, INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


ITEM                                                                                                               PAGE
----      ---------------------------------------------------------------------------                              ----
   1       Business                                                                                                  3

   2       Properties                                                                                                6

   3       Legal Proceedings                                                                                         7

   4       Submission of Matters to a Vote of Security Holders                                                       7

   5       Market for Registrant's Common Equity and Related Shareholder Matters                                     7

   6       Selected Financial Data                                                                                   8

   7       Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                                     9

   8       Financial Statements and Supplemental Data                                                               12

   9       Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                                                      12

  10       Directors and Executive Officers of the Registrant                                                       13

  11       Executive Compensation                                                                                   13

  12       Security Ownership of Certain Beneficial Owners and Management                                           13

  13       Certain Relationships and Related Transactions                                                           13

  14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                         13

           Signatures                                                                                               15

           List of Financial Statements and Financial Statement Schedules                                           17

                                     PART I
ITEM 1 - BUSINESS

Maxco, Inc. ("the Company") is a Michigan corporation incorporated in 1946. Maxco currently operates in three business segments: distribution, heat-treating, and packaging products. Maxco's businesses include Ersco Corporation, a distributor of construction supplies; Atmosphere Annealing, Inc., a metal heat-treating service company; and Pak-Sak Industries, Inc., a manufactuer of polyethylene bags and packaging material. Maxco also holds investments in a real estate development limited liability company, L/M Associates, LLC; three technology related businesses: Medar, Inc. (NASDAQ/NMS:
MDXR), Axson, S.A., and Strategic Interactive; as well as investments in two energy related business: AMI Energy, Inc. and Robinson Oil Company, LLC.

Maxco's investment activities during the year ended March 31, 1998 included the following: increasing its investment in Strategic Interactive from 15% to 45% ownership; acquiring a 50% interest in Robinson Oil Company, LLC, which is in the business of acquiring and developing oil and gas interests; and acquiring a 33% interest in AMI Energy, Inc., which is a client based wholesale distributor of natural gas in the Midwest.

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

Maxco also made other investments during the year ended March 31, 1997. Effective January 1, 1997, the Company acquired a 50% interest in L/M Associates, a Limited Liability Company (LLC), formed to develop and lease real estate in central Michigan, and invested in Strategic Interactive, Inc., which develops and provides web based training, education and other corporate communications. Effective January 27, 1997, Maxco acquired approximately 7% of the stock of Axson, S.A., a manufacturer of resins and composite materials for advanced applications.

DISTRIBUTION
The distribution segment consists of Ersco Corporation and its subsidiary, Wisconsin Wire and Steel, which operates in the construction supply industry.

This unit distributes concrete construction products and accessories, fabricates reinforcing steel and rents concrete forms used in road and commercial building construction. Their products include reinforcing steel rod and mesh, expansion fiber and concrete curing compounds, as well as custom fabrication of steel (rod and mesh) and fiber products used in concrete paving and construction. The geographic market is the Midwest, primarily in Michigan, Indiana, and Wisconsin. Warehouses are located in Detroit, Grand Rapids, Saginaw and Traverse City, Michigan; South Bend, Indiana; and Milwaukee, Wisconsin. In January 1998, Ersco acquired an office in metropolitan Chicago, which specializes in product sales to highway contractors on a direct shipment basis from the manufacturers. Competition is intense and larger project orders are secured on a competitive bid basis. During the years ended March 31, 1998, 1997, and 1996, net sales of the construction supplies group were approximately 49%, 61% and 68%, respectively, of consolidated net sales.

This segment is not dependent on any patents, trademarks, licenses, franchises, or concessions and is not dependent upon a single or a few customers, the loss of which would have a significant adverse effect on the segment.

Units of this segment may carry significant amounts of inventory to meet delivery requirements of customers. Inventories of this segment were equivalent to 34 days sales on hand and represented 50% of Maxco's total inventories at March 31, 1998. Credit policies have been established that provide for extension of credit and collection of amounts due. The Company's general policy requires payment within 30 days of invoice date. Adherence to these policies will mean that accounts receivable levels will generally change with volume levels. However, the collection periods may be extended by prior agreement to accommodate customer cash flows. Where applicable, accounts receivable are secured by perfected lien rights and performance bonds.

The volume of the construction supplies unit in the third and fourth quarters is generally lower due to reduced construction activity during the winter months in the unit's market area. Historically, this segment's activities have generally followed the economic cycles within the respective business unit's market area.

Generally, the distribution segment of the Company does not enter into specific long-term contracts with its customers. As such, no backlog exists for this segment.

HEAT TREATING
Atmosphere Annealing, Inc.

Acquired in January 1997, Atmosphere Annealing, Inc. provides metal heat treating, phosphate coating and bar shearing and sawing services to the cold forming, stamping, forging and casting industries. Its services are sold through Atmosphere's own sales personnel and outside sales representatives, primarily to automotive companies and automotive suppliers. This unit employs approximately 370 people at its facilities in Lansing, Michigan; Canton, Ohio; and North Vernon, Indiana.

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

The heat treating industry is competitive with over 250 heat treaters in Michigan, Ohio, and Indiana. Atmosphere specializes in high volume, low priced, ferrous heat treating using large furnaces. In its market niche of this type of heat treating, Atmosphere competes with only a limited number of competitors. Much of the heat treating industry is comprised of smaller companies that specialize in higher priced batch heat-treating such as carburizing, nitriding, tool and die, brazing, salt bath or induction hardening.

The Company's response time to its customer just-in-time requirements does not result in significant backlog for this segment. Company growth is possible by this unit in the future due to its customers' outsourcing of high volume heat treating services. These services are usually outsourced by Atmosphere's customers because of extensive storage requirements, costs and other issues.

Sales for this unit are fairly consistent throughout the year with the exception of lower volume during model changeovers for its automotive customers in July, and during the winter holiday season. Sales to a single or a few customers are significant to this segment. This segment accounted for approximately 33% and 11% of consolidated net sales for the years ended March 31, 1998 and 1997, respectively.

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

Inventory levels of this segment tend to be in proportion to the level of sales activity. Total inventories of this segment were equivalent to 46 days sales on hand and represented 50% of Maxco's total inventories at March 31, 1998. Credit policies are enforced to help insure that increases in accounts receivable are primarily related to volume increases.

The Company's response time to its customers' just-in-time inventory requirements, which may change on a daily basis, does not result in significant backlog for this segment.

Sales of packaging products to a single customer were not significant to the Company for the years ended March 31, 1998, 1997 and 1996. The segment is not dependent on any patents, trademarks, licenses, franchises or concessions. This segment accounted for approximately 18%, 28% and 32% of consolidated net sales for the years ended March 31, 1998, 1997 and 1996, respectively.

For additional information regarding the Company's industry segments, see Note 12 to "Notes to Consolidated Financial Statements."

OTHER INVESTMENTS
Medar, Inc. develops, manufactures and markets microprocessor-based process monitoring and control systems for use in industrial manufacturing environments. The principal applications for the Company's products include optical inspection systems and resistance welding controls. As of March 31, 1998, Maxco's ownership of Medar's Common Stock was approximately 24%.

Effective January 1, 1997, Maxco acquired a 50% interest in a Limited Liability Company (LLC) formed to develop and lease real estate. The LLC has an interest, along with other third party investors, in a real estate portfolio having an aggregate fee simple market value of approximately $100 million at March 31, 1998. This portfolio consists of properties located in central Michigan, and includes approximately 65 offices and retail buildings, residential building sites, and more than 125 acres of property zoned for commercial and retail development.

Effective January 1, 1997, Maxco acquired a 15% interest in Strategic Interactive, Inc. which provides web based training, education and other corporate communications solutions. In 1998, Maxco increased its investment in Strategic Interactive from 15% to 45%.

Maxco also invested in approximately 7% of the common stock of Axson, S.A., of France, a manufacturer of resins and composite materials for advanced applications in 1997.

Effective January 1, 1998, Maxco acquired a 33% interest in AMI Energy, Inc., which is a client based wholesale distributor of natural gas in the Midwest.

Effective November 1, 1997, Maxco acquired a 50% interest in Robinson Oil Company, LLC, which is in the business of acquiring and developing oil and gas interests.

In June 1998, Maxco acquired a one-third interest in Blasen Brogan Asset Management Company, a Lansing, Michigan based registered investor advisory firm.

DISCONTINUED OPERATIONS
Maxco's discontinued operations include Wright Plastic Products, Inc. a custom plastic injection molder and tool builder; Akemi, Inc., which formulates and compounds polyester and epoxy thermoset plastics; and FinishMaster, Inc. a distributor of automotive paints, coatings and paint-related accessories (see
Note 3 to "Notes to Consolidated Financial Statements").

The results of operations for Maxco's discontinued operations are reported separately in the accompanying financial statements.

RESEARCH AND DEVELOPMENT
Expenditures on research activities related to development or improvement of products were not significant.

MAJOR CUSTOMERS
No sales to any single customer exceeded 10% of consolidated sales for 1998, 1997 or 1996.

ENVIRONMENTAL FACTORS
Compliance by Maxco and its subsidiaries with environmental protection laws had no material effect upon capital expenditures, earnings or competitive position.

EMPLOYEES
At March 31, 1998, Maxco and its wholly-owned subsidiaries employed approximately 630 full time employees in its continuing operations.

EXPORT SALES AND FOREIGN OPERATIONS
The Company and its subsidiaries had no foreign operations or material export sales during the years ended March 31, 1998, 1997 or 1996.

ITEM 2 - PROPERTIES
The following table provides information relative to the principal properties owned or leased by the Company and its subsidiaries as of March 31, 1998. The Company considers its facilities to be in good operating condition.

                                                                    OWNED/
LOCATION                         APPROXIMATE SIZE                   LEASED              USE
--------                         ----------------                   ------              ---
                                                       DISTRIBUTION
                                                       ------------
Ersco Corporation
-----------------
Southfield, MI                     24,000 sq ft                    Leased               Warehouse and
                                                                                             administrative offices
Saginaw, MI                        15,000 sq ft                    Leased               Warehouse and distribution
Traverse City, MI                   7,800 sq ft                    Leased               Warehouse and distribution
Wyoming, MI                         7,500 sq ft                    Leased               Warehouse and distribution
Mishawaka, IN                      21,200 sq ft on 1.3 acres       Owned(A)             Warehouse and distribution
Chicago, IL                         1,850 sq ft                    Leased               Direct highway sales office

Wisconsin Wire & Steel, Inc.
----------------------------
Brookfield, WI                     15,000 sq ft on 1.6 acres       Owned(A)             Warehouse and
                                                                                             administrative offices
Brookfield, WI                      5,900 sq ft on .75 acres       Owned(A)             Held for sale

                                                       HEAT TREATING
                                                       -------------
Atmosphere Annealing, Inc.
--------------------------
Canton, OH                        160,000 sq ft                    Owned(A)             Heat treating plant
Lansing, MI                       145,000 sq ft                    Leased               Plant and administrative offices
Lansing, MI                        58,000 sq ft                    Leased               Heat treating plant
N. Vernon, IN                      88,000 sq ft                    Owned(A)             Heat treating plant

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

                                                         CORPORATE
                                                         ---------
Maxco, Inc.
-----------
Lansing, MI                         7,200 sq ft on 1.9 acres       Owned(A)             Executive offices
Thornapple Township, MI               150 acres                    Owned                Held for investment
Lansing, MI                         6,000 sq ft on 1.0 acre        Owned(A)             Leased to FinishMaster, Inc.
Eaton Rapids, MI                   44,200 sq ft on 5 acres         Owned(A)             Leased to Axson, N.A.
Eaton Rapids, MI                    9,300 sq ft on 1.5 acres       Owned                Leased to Axson, N.A.

--------------------------------------------------------------
(A)Subject to a mortgage

Expiration dates of leases relative to the Company's principal properties range from 1998 to 2004. Leases expiring within 12 months are expected to be renewed at substantially the same terms as the present leases.

ITEM 3 - LEGAL PROCEEDINGS
None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
                                   PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS Maxco's common stock trades on the Nasdaq Stock Market under the symbol MAXC. The approximate number of record and beneficial holders of Maxco's common stock at May 31, 1998 was 1,500.

The range of high and low sales prices for the last two years as reported by NASDAQ were:



                YEAR          QUARTER ENDED                        HIGH              LOW
                ----          -------------                        ----              ----
                1996          March 31                             10                6-3/4
                              June 30                              10-1/8            8
                              September 30                         9-3/4             8-1/8
                              December 31                          8-5/8             7-1/8

                1997          March 31                             7-3/4             6-1/4
                              June 30                              8                 6-1/8
                              September 30                         11-1/2            7
                              December 31                          12-1/2            9

                1998          March 31                             11-1/2            7-1/2



No cash dividends on common stock have been paid during any period.

ITEM 6 - SELECTED FINANCIAL DATA


                                                                      Year Ended March 31,
                                              1998            1997             1996              1995             1994
                                    --------------------------------------------------------------------------------------
                                                             (in thousands, except share data)

Net sales                                 $102,544        $ 74,277         $ 59,330          $ 55,850         $ 43,039

Income (loss) from continuing
    operations before equity in
    earnings of affiliates(1)                2,784           1,482           (1,098)            1,646            6,377

Equity in earnings (loss) of
    affiliates, net of deferred tax         (1,373)           (250)          (1,501)              438              701

Income (loss) from continuing
    operations                               1,411           1,232           (2,599)            2,084            7,078

Income (loss) from discontinued
     operations(2)(4)                                       21,322              (94)            2,034            2,235

Net income (loss) (1) (2)                    1,411          22,554           (2,693)            4,118            9,313

Net income (loss) per share: (3)
    Continuing operations                      .30             .26             (.66)              .43             1.50
    Discontinued operations                                   5.20             (.02)              .43              .48

    Net income (loss) per share           $    .30        $   5.46         $   (.68)         $    .86         $   1.98

AT MARCH 31:

Total assets                              $ 76,055        $ 68,161         $ 57,531          $ 48,148         $ 39,325

Long-term obligations
    (net of current maturities)             27,698          16,027           26,815            15,369           10,219

Working capital                              9,232           7,402           31,551            24,138           25,228


NOTES

(1) Includes a $3.1 million and a $12.1 million pre-tax gain from subsidiary stock transactions for the years ended March 31, 1995 and 1994, respectively.

(2) Includes a $35.2 million pre-tax gain for the year ended March 31, 1997, from the sale of FinishMaster stock.

(3) Earnings per share amounts assume dilution for all years presented.

(4) See Note 3 to "Notes to Consolidated Financial Statements".

No cash dividends on common stock have been paid during any period.

The above selected financial data should be read in conjunction with the consolidated financial statements which appear in Part II, Item 8 of this report.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the major elements relating to Maxco's financial and operating results for 1998 compared with 1997, and 1997 compared with 1996. The comments that follow should be read in conjunction with Maxco's Consolidated Financial Statements and related notes, contained in Part II, Item 8 of this report.

RESULTS OF OPERATIONS
1998 VERSUS 1997
Net sales from continuing operations increased to $102.5 million in 1998, compared to $74.3 million for 1997. Operating earnings were $5.3 million in 1998, compared to $2.4 million for 1997. Results for 1998 reflect income from continuing operations of $1.4 million compared to $1.2 million for the comparable period in 1997. Net income was $1.4 million or $.30 per diluted share compared to $22.6 million or $5.46 per diluted share in the prior year. Income from discontinued operations for the prior year included a $22.0 million gain from the sale of FinishMaster.

The sales growth in the current period was due to an increase in sales of approximately $5.0 million at the construction supplies unit, and the inclusion of sales for a full year for Atmosphere Annealing, acquired in January 1997. Sales at Pak-Sak declined from the 1997 level. Sales growth for the construction supplies unit reflects higher construction activity in the Company's market areas, the inclusion of sales in the Illinois market as a result of acquisitions made by Ersco in January 1998, and increased market share in Michigan and Indiana.

The improved operating earnings over the comparable period of the prior year were due to increased earnings at Ersco and Wisconsin Wire & Steel, and the inclusion of operating earnings generated by Atmosphere Annealing for the entire year. Operating earnings at the construction supplies unit increased because of the higher sales level and a higher gross margin percentage in the current year. Operating earnings were negatively impacted, however, during this period as a result of Pak-Sak's lower sales and lower gross margin percentage, which caused Pak-Sak to have an operating loss for the year. Interest expense increased in 1998 from the prior year due to additional long-term borrowings, the proceeds of which were used for investments in the Company's affiliates, repurchases of the Company's stock, and additional purchases of property and equipment.

Maxco's equity in the loss of affiliates increased in 1998 due to increased losses at Medar during the period. For the quarter ended March 31, 1998, Medar reported a loss of $9.9 million resulting primarily from the write-off of previously capitalized software and other product line restructuring changes. As a result, Maxco reported a charge of $1.6 million as its share of these losses.

1997 VERSUS 1996
Net sales from continuing operations increased to $74.3 million compared to $59.3 million in 1996. Income from continuing operations increased to $1.2 million in 1997 compared to a loss of $2.6 million for the comparable period in 1996. Net income was $22.6 million or $5.46 per diluted share compared to a net loss of $2.7 million or $.68 per share in 1996.

The primary contributors to the increase in net sales from continuing operations in 1997 were an increase in sales in the construction supplies unit due to an expanded market area and product line, and the inclusion of Atmosphere Annealing since the acquisition of this company in January 1997. Sales also increased at Pak-Sak due to a change in customer mix.

A significant contributor to the improvement in income from continuing operations in 1997 was approximately $1.2 million in operating earnings generated by Atmosphere Annealing since Maxco acquired this operation in January 1997. In addition, earnings increased in 1997 at Pak-Sak due primarily to its sales volume increase. Operating earnings at the construction supplies unit were comparable to 1996 despite the sales volume increase for this unit. Gross margin percentage was lower in 1997 due to a highly competitive market for the resteel portion of their business.

Other expense decreased approximately $1.7 million from 1996 as a result of investment income generated in 1997 from the investment of the cash proceeds received from the sale of Maxco's interest in FinishMaster. Interest expense was also reduced as a portion of the proceeds from the offering was used to retire $21.3 million in debt under Maxco's revolving line of credit.

Income from continuing operations was also favorably affected by a reduction in the amount of equity losses from affiliates recorded in 1997. Improved operating results at Medar during this period and equity from Maxco's investment in its real estate LLC contributed to the year to year improvement.

The primary reason for the after-tax gain from disposal of discontinued operations in 1997 of $22.0 million was due to the sale of Maxco's interest in FinishMaster stock which occurred on July 9, 1996.

LIQUIDITY AND SOURCES OF CAPITAL
Maxco continued to strengthen its financial condition through operations as net cash provided by operating activities generated $1.7 million in 1998. The cash generated from operating activities, and proceeds from the collection of a note receivable related to the prior year sale of Maxco's interest in FinishMaster, were invested in longer term value opportunities for the Company in 1998.

Operating activities for 1998 generated cash of approximately $1.7 million primarily due to the Company's income from continuing operations of $1.4 million and non cash expenses of approximately $3.2 million in the current year. The cash generated from continuing operations was partially offset by a net increase in certain working capital items. Cash generated from operating activities was partially offset by an increase in accounts receivable attributable to the increased sales activity by the Company in 1998. Conversely, funds were generated by an increase in accounts payable and other current liabilities.

Cash used in investing activities in 1998 included an increased investment in the common stock of Strategic Interactive, increased investments in Medar, as well as additional investments in property and equipment primarily at the Company's heat-treating unit.

In 1998, the Company increased its investment in the common stock of Strategic Interactive, which provides web based training, education and other corporate communications, from 15% to 45% of Strategic's outstanding common stock. Effective January 1, 1998, the Company acquired approximately 33% of the common stock of AMI Energy, Inc., which is a client based wholesale distributor of natural gas in the Midwest. Effective November 1, 1997, Maxco acquired a 50% interest in Robinson Oil Company, LLC, which is in the business of acquiring and developing oil and gas interests.

Net cash provided by financing activities during the year consisted primarily of proceeds from long-term obligations, repayments on long-term obligations, and the acquisition and retirement of common stock. In December 1997, the Company's Atmosphere Annealing subsidiary issued variable rate bonds totaling $7.9 million. Approximately $3.5 million of the proceeds was used for the refinancing of other long-term debt with the balance used for the acquisition of machinery and equipment. At March 31, 1998, approximately $1.1 million of the variable rate bond proceeds remained as restricted cash for the acquisition of equipment by Atmosphere Annealing, Inc. The Company has lines of credit totaling $17.0 million of which approximately $5.9 million was available at March 31,1998. The lines of credit consist of a $12 million unsecured facility with the remaining $5.0 million secured by the assets at Atmosphere.

In fiscal 1998, the Company repurchased 132,900 shares of its common stock for approximately $1.3 million. Additionally, in the quarter ended June 30, 1997, the Company issued 6,767 shares of a new Series Five Preferred Stock in exchange for 101,870 shares of common stock. Maxco's Series Five Preferred Stock has a face value of $120 and pays a dividend at the rate of 10% of face value per annum. The Company exchanged one share of Series Five Preferred Stock for 15 shares of common stock surrendered.

During the year, Maxco invested in 237,200 shares of Medar stock bringing its ownership percentage of Medar to approximately 24% of Medar's outstanding common stock. Additionally, Maxco purchased $750,000 of subordinated debt of Medar which pays interest at 12.95%. The 2,130,605 shares of Medar common stock that Maxco owns had an aggregate market value at March 31,1998 of approximately $5.0 million. Maxco's investment in Medar is reflected in Maxco's financial statements under the equity method for all periods presented as the Company owns greater than 20% of Medar's outstanding stock.

Subsequent to March 31, 1998, the Company's Ersco unit secured a commitment for a $10.0 million credit facility, under certain circumstances, to fund acquisitions.

Maxco believes that its current financial resources, together with cash generated from operations and its available resources under its lines of credit, will be adequate to meet its cash requirements for the next year.

Additionally, the Company believes the value that has been created in its portfolio of investments could provide additional resources for the Company if needed.

SEASONAL AND QUARTERLY FLUCTUATIONS
The following table sets forth consolidated operating data for each of the eight quarters ended March 31, 1998. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management's opinion, includes all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                                          Quarter Ended
                                                  Fiscal 1998                                      Fiscal 1997
                                  --------------------------------------------    --------------------------------------------
                                   6/30/97    9/30/97    12/31/97   3/31/98       6/30/96      9/30/96     12/31/96   3/31/97
                                  --------    -------   ----------  ----------    --------    ---------    --------- ---------
                                                              (in thousands, except per share data)
Net sales                           $27,839    $29,342    $24,091    $21,272        $18,340     $19,876     $15,955     $20,106

Gross margin                          6,913      6,998      5,686      5,240          3,073       3,384       3,046       5,344

Equity in earnings (loss) of            101        102        (10)    (1,566)           115          78        (497)         54
affiliates, net of deferred
tax(1)

Income (loss) from
continuing operations                 1,325      1,432        347     (1,693)           139         662          87         344

Income (loss) from
   discontinued operations(2)                                                           308      21,782        (693)        (75)

Net income (loss)                     1,325      1,432        347     (1,693)           447      22,444        (606)        269

Net income (loss) per common share:
Continuing operations               $   .35    $   .38    $   .07       (.54)       $   .02     $   .15     $   .01     $   .07

Discontinued businesses                                                                 .07        5.14        (.19)       (.02)
                                                                                    -------     -------     -------     -------


Net income (loss) per
   common share *                   $   .35    $   .38    $   .07       (.54)       $   .09     $  5.29     $  (.18)    $   .05
                                    =======    =======    =======    =======        =======     =======     =======     =======

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

(1) The quarter ended March 31, 1998, includes a loss of $1.6 million from Maxco's 24% equity in Medar, net of deferred tax.

(2) The quarter ended September 30, 1996, includes a $22.0 million after-tax gain on the sale of Maxco's interest in FinishMaster.

IMPACT OF INFLATION
Inflation impacts Maxco's costs for materials, labor and related costs of manufacturing and distribution. To the extent permitted by competition, Maxco has offset these higher costs through selective price increases.

IMPACT OF THE YEAR 2000 ISSUE
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company is evaluating and managing the risks and costs associated with this problem and an initial assessment has been completed. The cost of achieving Year 2000 compliance is not estimated to be materially over the cost of normal software upgrades and replacements and is expected to be incurred through September 30, 1999.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

NEW FINANCIAL ACCOUNTING PRONOUNCEMENT
In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This Statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. Beginning in fiscal 1999, the Company will provide the information relating to comprehensive income to conform to the Statement 130 requirements.

Also in 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement supersedes Financial Accounting Standards Board Statement No. 14 and establishes standards for the way public business enterprises report selected information about operating segments in annual reports and interim financial reports issued to shareholders. Statement 131 is effective for fiscal years beginning after December 15, 1997. In fiscal 1999, the Company will provide financial and descriptive information about its reportable operating segments to conform to the Statement 131 requirements.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The response to this item is submitted in a separate section of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of March 31, 1998.

ITEM 11 - EXECUTIVE COMPENSATION
Item 11 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of March 31, 1998.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 12 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of March 31, 1998.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 13 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of March 31, 1998.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)(1) and (2)--The response to this portion of Item 14 is submitted as a separate section of this report.
(3)  Listing of Exhibits

        Exhibit Number
        --------------

              3      Restated Articles of Incorporation are hereby incorporated by reference from Form 10-Q dated February 13, 1998.
              3.1    By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).
              4.2 Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).
              4.3 Resolution authorizing the redemption of Series Two Preferred Stock, establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.
              4.4 Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.
              10.1 Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the annual report on Form 10-K for the fiscal year ended March 31, 1988.
              10.8 Stock Purchase Agreement (sale of FinishMaster, Inc.) effective July 9, 1996, is hereby incorporated by reference from registrants Form 10-K dated June 18, 1996.
              10.9 Asset Purchase Agreement - Wright Plastic Products, Inc. is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.
              10.10 Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996, is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.
              10.11 Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from registrants Form 8-K dated January 17, 1997.
              10.12 Asset Purchase Agreement - Axson North America Inc. is hereby incorporated by reference from registrants Form 10-Q dated February 14, 1997.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - Continued

              10.13  Loan agreement between Michigan Strategic Fund and
                     Atmosphere Annealing, Inc. is hereby incorporated by
                     reference from registrants Form 10-Q dated February 13,
                     1998.
              10.14  Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by
                     reference from registrants Form 10-Q dated February 13,
                     1998.
              10.15  First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997.
              10.16  Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998.
              21     Subsidiaries of the Registrant
              23     Consent of Independent Auditors (Form S-8 filed June 2,
                     1992 - File No. 33-48351)
              27     Financial Data Schedules

(b)  Reports on Form 8-K:
     None

(c)  Exhibits

         -First Amendment to amended and restated loan agreement between
          Comerica Bank and Maxco, Inc. dated August 1, 1997.
         -Second Amendment to amended and restated loan agreement between
          Comerica Bank and Maxco, Inc. dated June 24, 1998.
         -Subsidiaries of the Registrant
         -Consent of Independent Auditors
         -Financial Data Schedules

(d)  Financial Statement Schedules
     The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date     June 24, 1998               MAXCO, INC.
         -------------------
                                     By /S/ VINCENT SHUNSKY
                                        ------------------------------------
                                     Vincent Shunsky, Vice
                                     President of Finance and Treasurer
                                     (Principal Financial and Accounting
                                     Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ MAX A. COON   06/24/98           President (Principal Executive Officer)
----------------------------         and Director
Max A. Coon       Date


/S/ VINCENT SHUNSKY 06/24/98         Vice President of Finance and Treasurer
-----------------------------        (Principal Financial and Accounting
Vincent Shunsky      Date            Officer) and Director


/S/ ERIC L. CROSS   06/24/98         Director
-----------------------------
Eric L. Cross        Date


/S/CHARLES J. DRAKE 06/24/98         Director
-----------------------------
Charles J. Drake     Date


/S/JOEL I. FERGUSON 06/24/98         Director
-----------------------------
Joel I. Ferguson     Date


/S/ RICHARD G. JOHNS 06/24/98        Director
-----------------------------
Richard G. Johns     Date


/S/ J. MICHAEL WARREN 06/24/98       Director
------------------------------
J. Michael Warren    Date


/S/MICHAEL W. WISTI  06/24/98        Director
------------------------------
Michael W. Wisti    Date


/S/ANDREW S. ZYNDA  06/24/98         Director
------------------------------
Andrew S. Zynda     Date

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a)(1) AND (2), (c), AND (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                            YEAR ENDED MARCH 31, 1998

                                   MAXCO, INC.

                                LANSING, MICHIGAN

FORM 10-K--ITEM 14(a)(1) AND (2)

MAXCO, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Maxco, Inc. and subsidiaries are included in Item 8:

     Consolidated balance sheets--March 31, 1998 and 1997 ............................................................  19

     Consolidated statements of operations--Years ended March 31, 1998, 1997, and 1996 ...............................  21

     Consolidated statements of stockholders' equity--Years ended March 31, 1998, 1997, and 1996 .....................  22

     Consolidated statements of cash flows--Years ended March 31, 1998, 1997, and 1996 ...............................  23

     Notes to consolidated financial statements--March 31, 1998 ......................................................  24



The following consolidated financial statement schedule of Maxco, Inc. and subsidiaries is included in Item 14(d):

     Schedule II--Valuation and qualifying accounts and reserves .....................................................  36

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

     Financial statements of the Registrant's significant unconsolidated affiliate (Medar, Inc.) are hereby incorporated by reference to the Medar, Inc. Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission (SEC File Number 0-12728).

REPORT OF INDEPENDENT AUDITORS





Board of Directors and Stockholders
Maxco, Inc.


We have audited the consolidated balance sheets of Maxco, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Maxco, Inc. and subsidiaries at March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                             ERNST & YOUNG LLP








Detroit, Michigan
May 29, 1998
except for Note 14, as
to which the date is
June 19, 1998

CONSOLIDATED BALANCE SHEETS

MAXCO, INC. AND SUBSIDIARIES





                                                                                               March 31,
                                                                                         1998             1997
                                                                                     -------------------------------
                                                                                             (in thousands)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                          $  1,040           $  1,609
     Marketable securities                                                                   400              2,984
     Accounts receivable, less allowance of
         $565,000 in 1998 and $470,000 in 1997                                            16,280             13,526
     Inventories--Note 1                                                                   3,579              3,667
     Prepaid expenses and other                                                              303                269
                                                                                        --------           --------
                                                        TOTAL CURRENT ASSETS              21,602             22,055

MARKETABLE SECURITIES - LONG TERM--Notes 1 & 2                                             7,657              7,780
PROPERTY AND EQUIPMENT
     Land                                                                                    732                732
     Buildings                                                                            10,553              9,810
     Machinery, equipment, and fixtures                                                   20,854             14,358
                                                                                        --------           --------
                                                                                          32,139             24,900
     Allowances for depreciation                                                          (8,321)            (6,325)
                                                                                        --------           --------
                                                                                          23,818             18,575
OTHER ASSETS
     Investments--Notes 4 and 10                                                          15,842             12,219
     Notes and contracts receivable and other                                              3,056              4,896
     Intangibles--Note 1                                                                   2,992              2,636
     Restricted cash for acquisition of equipment - Note 1                                 1,088
                                                                                        --------           --------
                                                                                          22,978             19,751
                                                                                        ========           ========
                                                                                        $ 76,055            $68,161
                                                                                        ========           ========









See notes to consolidated financial statements


                                                                                                  March 31,
                                                                                          1998                 1997
                                                                                     -----------------------------------
                                                                                               (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                                                       $     226           $      226
     Accounts payable                                                                        6,568                6,556
     Employee compensation                                                                   2,058                1,699
     Taxes, interest, and other liabilities                                                  2,028                1,714
     Current maturities of long-term obligations                                             1,490                4,458
                                                                                         ---------           ----------
                                                   TOTAL CURRENT LIABILITIES                12,370               14,653

LONG-TERM OBLIGATIONS, less current maturities--Note 5                                      27,698               16,027

DEFERRED INCOME TAXES--Note 9                                                                1,180                2,502

STOCKHOLDERS' EQUITY--Notes 6 and 7
     Preferred stock:
         Series Three: 10% cumulative callable, $60 face value;
              14,988 shares issued and outstanding                                             690                  716
         Series Four:  10% cumulative callable, $51.50 face value,
              46,414 shares issued and outstanding                                           2,390                2,390
         Series Five:  10% cumulative callable, $120 face value;
              6,680 shares issued and outstanding                                              802
     Common stock, $1 par value; 10,000,000 shares authorized,
         3,307,910 shares (1997--3,517,680 shares) issued and outstanding                    3,308                3,518
     Net unrealized gain (loss) on marketable securities                                        47                  (68)
     Retained earnings                                                                      27,570               28,423
                                                                                         ---------           ----------
                                                                                            34,807               34,979
                                                                                         =========           ==========
                                                                                         $  76,055           $   68,161
                                                                                         =========           ==========





See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

MAXCO, INC. AND SUBSIDIARIES


                                                                                       Year Ended March 31,
                                                                            1998               1997               1996
                                                                       ---------------------------------------------------
                                                                               (in thousands except per share data)
Net sales                                                              $     102,544       $     74,277         $   59,330
Costs and expenses:
     Cost of sales and operating expenses                                     77,707             59,430             49,456
     Selling, general and administrative                                      17,044             10,997              8,650
     Depreciation and amortization                                             2,481              1,404                875
                                                                       -------------       ------------         ----------
                                                                              97,232             71,831             58,981
                                                                       -------------       ------------         ----------
                                         OPERATING EARNINGS                    5,312              2,446                349

Other income (expense):
     Investment income                                                         1,048              1,209                 17
     Interest expense                                                         (2,114)            (1,381)            (1,923)
                                                                       -------------       ------------         ----------
                                                                              (1,066)              (172)            (1,906)
                                                                       -------------       ------------         ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
                             BEFORE FEDERAL INCOME TAXES
                             AND EQUITY IN
                             EARNINGS (LOSS) OF AFFILIATES                      4,246             2,274             (1,557)
Federal income tax expense (benefit)--Note 9                                    1,462               792               (459)
                                                                       --------------      ------------         ----------
   INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS
                                                        OF AFFILIATES           2,784             1,482             (1,098)
Equity in earnings (loss) of affiliates, net of
     deferred tax--Notes 4 and 9                                               (1,373)             (250)            (1,501)
                                                                       --------------      ------------         ----------
                             INCOME (LOSS) FROM CONTINUING OPERATIONS           1,411             1,232             (2,599)
Loss from discontinued operations--Note 3                                                          (670)               (94)
Gain from disposal of discontinued operations,
     net of tax--Note 3                                                                          21,992

                                                                       -------------       ------------        ----------
                                           NET INCOME (LOSS)           $       1,411       $     22,554         $   (2,693)
                                                                       -------------       ------------         ----------

Less preferred stock dividends                                                  (390)              (236)              (204)
                                                                       -------------       ------------         ----------

                                          NET INCOME (LOSS) APPLICABLE
                                                      TO COMMON STOCK  $       1,021       $     22,318         $   (2,897)
                                                                       =============       ============         ==========

NET INCOME (LOSS) PER COMMON SHARE--Basic--
   Note 13
     Continuing operations                                             $         .30       $        .26         $     (.66)
     Discontinued operations                                                                       5.54               (.02)
                                                                       =============       ============         ----------
                                                                       $         .30       $       5.80         $     (.68)
                                                                       =============       ============         ==========


NET INCOME (LOSS) PER COMMON SHARE--Assuming dilution -
   Note 13

     Continuing operations                                             $         .30       $        .26         $     (.66)
     Discontinued operations                                                                       5.20               (.02)
                                                                       -------------       ------------         ----------

                                                                       $         .30       $       5.46         $     (.68)
                                                                       =============       ============         ==========

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
AND COMMON STOCK EQUIVALENTS OUTSTANDING                                       3,460              4,105              4,251
                                                                       =============       ============         ==========


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

MAXCO, INC. AND SUBSIDIARIES


                                                                   Additional        Net
                                        Preferred       Common      Paid-in       Unrealized       Retained
                                          Stock          Stock      Capital       Gain (Loss)      Earnings      Totals
                                       ------------   ----------   ----------   --------------   ------------  -----------
                                                                               (in thousands)
Balances at March 31, 1995              $   1,655     $   4,290     $   1,190     $     (60)    $  15,656     $  22,731
     Net loss for the year                                                                         (2,693)       (2,693)
     Net unrealized gain on
          marketable securities                                                          60                          60

     Preferred stock dividends                                                                       (204)         (204)
     Exercise of stock options for
          5,500 shares                                        5             5                                        10
     Redemption of preferred stock             (1)                                                                   (1)
     Acquisition  and  retirement  of
          67,710 shares                                     (68)         (509)                                     (577)
                                        ---------     ---------     ---------     ---------     ---------     ---------
Balances at March 31, 1996              $   1,654     $   4,227     $     686                   $  12,759     $  19,326
     Net income for the year                                                                       22,554        22,554
     Net unrealized loss on marketable                                                  (68)                        (68)
          securities
     Preferred stock dividends                                                                       (236)         (236)
     Exercise of stock options for
          78,000 shares                                      78                                         1            79
     Issuance of preferred stock            1,490          (140)                                   (1,932)         (582)
     Redemption of preferred stock            (38)                                                     (1)          (39)
     Acquisition and retirement of
          647,762 shares                                   (647)         (686)                     (4,722)       (6,055)
                                        ---------     ---------     ---------     ---------     ---------     ---------
Balances at March 31, 1997              $   3,106     $   3,518                   $     (68)    $  28,423     $  34,979
     Net income for the year                                                                        1,411         1,411
     Net unrealized gain on
       marketable securities                                                            115                         115

     Preferred stock dividends                                                                       (390)         (390)
     Exercise of stock options for
          25,000 shares                                      25                                        10            35
     Acquisition and retirement of
          132,900 shares                                   (133)                                   (1,123)       (1,256)
     Redemption of preferred stock            (36)                                                     (1)          (37)
     Conversion of common stock to
            preferred stock                   812          (102)                                     (760)          (50)
                                        ---------     ---------     ---------     ---------     ---------     ---------
BALANCES AT MARCH 31, 1998              $   3,882     $   3,308                   $      47     $  27,570     $  34,807
                                        =========     =========     =========     =========     =========     =========






See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


MAXCO, INC. AND SUBSIDIARIES
                                                                                          Year Ended March 31,
                                                                                 1998             1997            1996
                                                                             ----------------------------------------------
                                                                                           (in thousands)
OPERATING ACTIVITIES
    Net Income    (loss)                                                      $   1,411         $  22,554       $  (2,693)
    Loss (income) from discontinued operations                                                    (21,322)             94
                                                                              -----------        --------       ---------
    Income (loss) from continuing operations                                      1,411             1,232          (2,599)
    Advances to discontinued operations                                                                            (1,943)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Depreciation                                                           2,240             1,291             831
           Amortization                                                             241               113              44
           Equity in operations of Medar and other                                1,373               250           2,275
           Deferred federal income taxes                                           (688)              608            (835)
           Changes in operating assets and liabilities
                of continuing operations:
                 Accounts receivable                                             (3,496)           (2,842)            132
                 Inventories                                                         88                62             252
                 Prepaid and other                                                  (34)              315            (149)
                 Accounts payable and other current liabilities                     612             1,604            (848)
                                                                              ---------         ---------       ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               1,747             2,633          (2,840)

INVESTING ACTIVITIES
    Payment received on note receivable                                           3,443
    Sale of subsidiaries                                                                           41,671
    Purchase of businesses                                                         (468)           (3,184)
    Purchases of property and equipment                                          (7,474)           (1,450)         (5,042)
    Investment in affiliates                                                     (6,452)           (6,890)         (2,777)
    Net investment in marketable securities                                       2,881           (10,847)
    Other                                                                           190               361            (190)
                                                                              ---------         ---------       ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (7,880)           19,661          (8,009)

FINANCING ACTIVITIES
    Restricted cash for acquisition of equipment                                 (1,088)
    Proceeds from long-term obligations                                          13,724             4,876          12,532
    Repayments on long-term obligations                                          (5,375)          (20,045)           (430)
    Proceeds from exercise of stock options                                          35                79              10
    Dividends paid on preferred stock                                              (390)             (236)           (204)
    Acquisition and retirement of preferred and common stock                     (1,342)           (6,094)           (578)
                                                                              ---------         ---------       ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               5,564           (21,420)         11,330
                                                                              ---------         ---------       ---------

                                              INCREASE (DECREASE) IN CASH          (569)              874             481

                                                CASH AT BEGINNING OF YEAR         1,609               735             254
                                                                              ---------         ---------       ---------

                                                      CASH AT END OF YEAR     $   1,040         $   1,609       $     735
                                                                              =========         =========       =========



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAXCO, INC. AND SUBSIDIARIES

March 31, 1998

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Maxco, Inc. is a Michigan corporation incorporated in 1946. Maxco currently operates in three business segments: distribution, heat-treating, and packaging products. Maxco's businesses include Ersco Corporation, a distributor of construction supplies; Atmosphere Annealing, Inc., a metal heat-treating service company; and Pak-Sak Industries, Inc., a manufacturer of polyethylene bags and packaging material. Maxco also holds investments in a real estate development limited liability company, L/M Associates, LLC; three technology related businesses: Medar, Inc. (NASDAQ/NMS:
MDXR), Axson, S.A., and Strategic Interactive; as well as investments in two energy related business: AMI Energy, Inc., and Robinson Oil Company, LLC.

Principles of Consolidation: The consolidated financial statements include the accounts of Maxco, Inc. and its majority owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Investments in Medar, Inc. and other greater than 20% owned investments are accounted for under the equity method. Investments in less than 20% owned affiliates are accounted for under the cost method.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain items in the prior year financial statements have been reclassified to conform with the presentation used in 1998.

Cash and Cash Equivalents: The Company considers cash and other highly liquid investments, including investments in interest bearing repurchase agreements with less than 90 day maturities, as cash and cash equivalents.

Receivables: Trade accounts receivable represent amounts due from highway and general construction, automotive, and flexible packaging industries primarily in the mid-western United States. Accounts and notes receivable at the Company's construction supplies unit are collateralized or secured, by perfected lien rights and performance bonds, where applicable.

Inventories: Inventories are stated at the lower of first-in, first-out cost or market and at March 31 consisted of the following:

                                                                         1998              1997
                                                                    ---------------    -------------
                                                                            (in thousands)
                 Raw materials                                             $   723          $   783
                 Finished goods and work in process                          1,077            1,212
                 Purchased products for resale                               1,779            1,672
                                                                    ---------------    -------------

                                                                            $3,579           $3,667
                                                                    ===============    =============

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

At March 31, 1998, the Company's marketable securities consist of debt securities and United States government securities.

MAXCO, INC. AND SUBSIDIARIES


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Intangibles: Intangibles primarily consist of the excess of cost over fair market value of net assets of acquired businesses. Intangibles, including non-compete agreements, are amortized on a straight-line basis over periods ranging from 5 to 20 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows. Accumulated amortization was approximately $659,000 and $436,000 at March 31, 1998 and 1997, respectively.

Restricted Cash: The Company has borrowings under its variable rate tax exempt revenue bond. The use of the proceeds from these borrowings are restricted for the acquisition of certain equipment. The unexpended portion of $1.1 million is included as restricted cash in the consolidated balance sheet at March 31, 1998.

Net Income (Loss) Per Share: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects from options, warrants, and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The effect of restating the earnings per share amounts was not material.

The weighted average number of shares of common stock and common stock equivalents utilized in the computation of net income (loss) per share was 3,460,000 in 1998, 4,105,000 in 1997 and 4,251,000 in 1996. Per share amounts, give effect to preferred stock dividend requirements and dilutive stock options of less than 50% owned affiliates, if dilutive for the periods. The effect of stock options and potential conversion of callable convertible preferred stock was antidilutive for the year ended March 31, 1996.

Gain Recognition on Sale of Subsidiary Stock: The Company's policy is to record gains from the sale or other issuance of previously un-issued stock by its subsidiaries.

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

MAXCO, INC. AND SUBSIDIARIES

Effect Of Accounting Pronouncements: In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This Statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. Beginning in 1998, the Company will provide the information relating to comprehensive income to conform to the Statement 130 requirements.

Also in 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement supersedes Financial Accounting Standards Board Statement No. 14 and establishes standards for the way public business enterprises report selected information about operating segments in annual reports and interim financial reports issued to shareholders. Statement 131 is effective for fiscal years beginning after December 15, 1997. For the year ended 1999, the Company will provide financial and descriptive information about its reportable operating segments to conform to the Statement 131 requirements.

NOTE 2 - ACQUISITION OF ASSETS

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

The consideration paid for these assets, acquired for approximately $12.8 million, consisted of the assumption of funded debt of approximately $6.4 million, cash and the issuance of a subordinated note. The sellers received one half of the net purchase price in cash with the balance in the form of a subordinated note. The Company in 1998, guaranteed an $800,000 long-term obligation of the Seller related to the expansion of certain of Atmosphere's heat-treating facilities, which it leases from the Seller.

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

                                                                Twelve-months ended March 31, 1997

                                              Maxco               Atmosphere              Proforma             Proforma
                                          (as reported)           Annealing             Adjustments          Consolidated
                                        -------------------   -------------------    -------------------    ----------------
                                                               (In thousands, except per share data)
     Net sales                                 $74,277               $20,800                                       $95,077
     Income from
        continuing operations                    1,232                 1,257                   (562) (A)             1,927
     Per common share:                         $   .27               $   .32                   (.14)               $   .45

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

MAXCO, INC. AND SUBSIDIARIES


NOTE 3 - DISCONTINUED OPERATIONS

On July 9, 1996, Maxco completed an agreement to sell its 4,045,000 shares (67 percent interest) of FinishMaster, Inc. and for Maxco to enter into an agreement not to compete for a total consideration of $62.6 million. As a result of this transaction, a pre-tax gain of $35.2 million was recognized in 1997.

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

The results of operations for these units have been reported separately as discontinued operations in the consolidated statements of operations.



                                                                 1997              1996
                                                             -------------     -------------
                                                                     (in thousands)

       Net Sales                                                 $46,297          $128,348
       Cost and expenses                                          46,976           127,124
                                                              ----------        ----------
       Income (loss) before income taxes                            (679)            1,224
       Income tax expense (benefit)                                 (238)              459
                                                              ----------        ----------
       Net income (loss)                                            (441)              765
       Minority interest in net earnings
          of discontinued operations                                (229)             (859)
                                                              ----------        ----------
       Total income (loss) from
          discontinued operations                                $  (670)         $    (94)
                                                              ==========        ==========


NOTE 4 - INVESTMENT IN MEDAR, INC.

At March 31, 1998, Maxco owned 2,130,605 shares of Medar's common stock (aggregate market value of $5.0 million), representing approximately 24% of Medar's total common stock outstanding.

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

In 1997, Maxco purchased 156,000 shares of Medar stock bringing its ownership percentage above 20% of Medar's outstanding shares. Consequently, Maxco's investment in Medar is accounted for under the equity method for all periods presented.

Medar's net loss for the years ended March 31, 1998, 1997 and 1996 were approximately $10.1 million, $2.3 million, and $11.4 million, respectively. Accordingly, Maxco's equity share of Medar's net loss for these years was $2,380,000, $519,000 and $2,275,000 and is recorded net of deferred tax for these periods in equity earnings from affiliates, along with the equity results of other less than 50% owned affiliates. For the years ended March 31, 1998, 1997 and 1996, Medar's sales were $36.9 million, $41.4 million and $38.6 million, respectively.

MAXCO, INC. AND SUBSIDIARIES



NOTE 5 - LONG-TERM OBLIGATIONS

Long-term obligations at March 31 consisted of the following:


                                                                          1998            1997
                                                                       ------------    -----------
                                                                             (in thousands)

          Revolving line of credit (LIBOR + 1.75%,
               7.4% at March 31, 1998)                                     $ 8,700        $ 3,800
          Line of credit (interest 8.25% at March 31, 1998)                  2,450          2,350
          Tax exempt revenue bonds (variable rate of
               interest, 3.9% at March 31, 1998)                             4,740          2,390
          Variable rate notes (variable rate of interest,
               5.67% at March 31, 1998)                                      5,293
          Mortgage notes payable (various interest rates
               ranging up to 9.5%)                                           2,270          3,874
          Equipment purchase contracts and capitalized lease
               obligations (various interest rates)                          1,886          4,196
          Subordinated debt (interest rate of 10%)                           3,765          3,765
          Other                                                                 84            110
                                                                       ------------    -----------
                                                                           $29,188        $20,485
          Less current maturities                                            1,490          4,458
                                                                       -----------     -----------
                                                                           $27,698        $16,027
                                                                       ===========     ===========

Under its revolving credit agreement at March 31, 1998, Maxco can borrow up to $12.0 million on an unsecured basis. At March 31, 1998, the Company had $3.3 million available under this agreement. The line of credit matures August 1, 1999.

The revolving credit arrangement requires a facility fee of 0.25%, a commitment fee of 0.25% of the unused line, and compensating balances equal to 5% of borrowings under this arrangement or the fee equivalent. The fees incurred and the interest effect of required balances approximated $108,000 for 1998, $142,000 for 1997 and $128,000 for 1996.

The Company also has a separate credit line of $5.0 million for Atmosphere Annealing, Inc. The Company had $2.6 million of this line available at March 31, 1998.

Notes and contracts payable are generally collateralized by assets purchased with proceeds of the borrowings. The aggregate principal maturities of long-term debt from 2000 - 2003 are as follows:

      2000                  2001                 2002                 2003
------------------    -----------------    -----------------    -----------------
   $1,986,000            $2,145,000           $2,533,000           $2,020,000

Interest paid approximates interest expensed for the years presented.

The Company has guaranteed various debt obligations of certain affiliates in an aggregate amount of $21.5 million. Maxco does not believe that there is any unusual degree of risk related to these guarantees.

Subsequent to March 31, 1998, the Company's Ersco unit secured a commitment for a $10.0 million credit facility, under certain circumstances, to fund acquisitions.

MAXCO, INC. AND SUBSIDIARIES


NOTE 6 - PREFERRED STOCK

Maxco may issue up to 100,000 shares of preferred stock with terms determined by Maxco's Board of Directors.

In the quarter ended June 30, 1997, 6,767 shares of Series Five Preferred stock were issued in exchange for 101,870 shares of common stock. These new shares were issued in conjunction with an offer to exchange shares of common stock for shares of the Company's non-voting Series Five Preferred Stock. The Series Five Preferred shares have a face value of $120, are callable at the Company's option, are non-voting, have no conversion rights, and pay a dividend at the rate of 10% of face value per annum. The Company exchanged one share of Series Five Preferred Stock for every 15 shares of common stock surrendered.

Effective January 1, 1997, the Company converted its entire issue of cumulative non-voting Series Two Preferred Stock. The conversion of this stock eliminated a class of stock which had rights to convert into approximately 230,000 shares of common stock. At the option of the holder, this conversion was accomplished in some cases by issuing shares of a newly established Series Four Preferred Stock. The Series Four Preferred Stock is cumulative, callable at the Company's option, is non-voting, has no conversion rights, and will pay an annual dividend at the rate of 10% annually. Alternatively, certain holders of the Series Two Preferred Stock accepted payment in the form of an unsecured subordinated note which bears interest at the rate of 10% a year. In addition, 140,000 shares of common stock were exchanged for 21,746 shares of the Series Four Preferred Stock in January 1997.

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

NOTE 7 - STOCK OPTIONS

Under the terms of Maxco's incentive common stock option plan, options for the purchase of up to 500,000 shares of common stock may be granted and options are exercisable upon grant.

A summary of incentive stock options activity follows for the year ended March
31:


                                                 1998                            1997                            1996
                                        --------------------------      -------------------------       ------------------------
                                                        Weighted                        Weighted                        Weighted
                                                        Average                         Average                          Average
                                         Shares          Price           Shares          Price           Shares           Price
                                         ------         ----------       ------         --------         ------          -------
                                                                    (number of shares in thousands)
Outstanding and exercisable at             203            $ 5.47          341              $5.24          161
     beginning of year                                                                                                     $1.96
Granted and exercisable                     10              7.00                                          185               8.00
Exercised                                  (25)             1.38          (78)              2.55           (5)              1.87
Cancelled                                 ====                            (60)              8.00
Outstanding and exercisable at                                           ====                            ====
   end of year                             188            $ 6.09          203              $5.47          341              $5.24
                                          ====            ======         ====              =====         ====              =====

Exercise prices for options outstanding as of March 31, 1998 ranged from $1.38 to $8.00. The weighted average fair value of options granted during the years ended March 31, 1998 and 1996 was $2.68 and $2.71, respectively. The weighted average remaining contractual life of those options is eight years.

MAXCO, INC. AND SUBSIDIARIES



NOTE 7 - STOCK OPTIONS - Continued

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

After adjusting for the proforma effect of stock compensation, the net income
(loss) is estimated to be approximately $1.4 million ($.29 per share) for 1998 and a net loss of $3.2 million ($.80 per share) for 1996. There was no effect for 1997. Assumptions used in determining the above proforma disclosures were risk free interest rates of approximately 6%, no dividend yields, .31 market price volatility in 1998 (.24 for the 1996 grant), and a five year weighted average life of option. These proforma results reflect only stock options granted in 1998 and 1996 (none were granted in 1997), and may not be comparable with the results of applying the fair market value methodology to all stock options granted prior to the initial adoption of this statement.

NOTE 8 - EMPLOYEE SAVINGS PLAN

The Company has two 401(k) Employee Savings Plans covering substantially all employees of the Company. Employees may contribute a portion of their compensation to the plans which is then matched based on the percentages specified in the plan documents. A separate employer contribution may be made at the discretion of the Board of Directors. Company contributions charged to continuing operations under both Plans were approximately $143,000, $147,000 and $136,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

NOTE 9 - FEDERAL INCOME TAXES

The provision for federal income taxes (benefit) consists of the following:


                                                           1998            1997             1996
                                                       -------------    ------------    -------------
                                                                      (in thousands)
Current (benefit)                                           $2,150          $  184         $    376
Deferred                                                      (688)            608             (835)
                                                       -------------    ------------    -------------
                                                             1,462             792             (459)
Deferred amount allocated to equity in
   earnings of affiliates                                     (707)           (129)            (774)
                                                       =============    ============    =============
                                                            $  755          $  663         $ (1,233)
                                                       =============    ============    =============

The federal income tax expense differs from the amount computed by applying statutory rates due to certain expenses which are not deductible for tax purposes. Federal income taxes paid by Maxco was $2.1 million in 1998 and $15.8 million in 1997, which included taxes paid on the gain from disposal of discontinued operations. No taxes were paid in 1996.

Federal income tax expense (benefit) related to Maxco's discontinued operations amounted to $(238,000) and $459,000 for the years ended March 31, 1997 and 1996.

MAXCO, INC. AND SUBSIDIARIES



NOTE 9 - FEDERAL INCOME TAXES - Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, are as follows:


                                                           1998             1997
                                                       -------------    ------------
                                                              (in thousands)
DEFERRED TAX LIABILITIES:
   Depreciation                                             $  662          $   235
   Undistributed earnings                                      732            1,439
   Gain on sale of subsidiary                                                 1,171
   Other                                                        30
                                                            ------          -------

                       Total Deferred Tax Liabilities        1,424            2,845
DEFERRED TAX ASSETS:
   Allowance for doubtful accounts                             192              160
   Inventory                                                    52               66
   Other                                                                        117
                                                           -------          -------
                                Total Deferred Assets          244              343
                                                           =======          =======
                             Net Deferred Liabilities       $1,180            2,502
                                                           =======          =======



NOTE 10 - OTHER INVESTMENTS

Effective January 1, 1997, Maxco acquired a 50% interest in a Limited Liability Company (LLC), L/M Associates, for approximately $4.3 million in cash and properties. The LLC was formed to develop and lease real estate in central Michigan.

Effective January 1, 1997, Maxco acquired a 15% interest in Strategic Interactive, Inc. which provides web based training, education and other corporate communications solutions for companies. In 1998, the Company increased its investment in Strategic Interactive to 45%.

Maxco also has an investment of approximately 7% of the common stock of Axson, S.A., of France, a manufacturer of resins and composite materials for advanced applications.

Effective January 1, 1998, Maxco acquired a 33% interest in AMI Energy, Inc., which is a client based wholesale distributor of natural gas in the Midwest.

Effective November 1, 1997, Maxco acquired a 50% interest in Robinson Oil Company, LLC, which is in the business of acquiring and developing oil and gas interests.

MAXCO, INC. AND SUBSIDIARIES



NOTE 10 - OTHER INVESTMENTS - Continued

The combined results of operations and financial position of the Company's unconsolidated affiliates are summarized below.

                                                                 March 31,
                                                                   1998
                                                              --------------
                                                              (in thousands)
          Condensed income statement information:
             Net sales                                              43,059
             Gross margin                                            5,247
             Income (loss) from continuing operations               (9,204)
             Net income (loss)                                      (9,204)

          Condensed balanced sheet information:
             Current assets                                         33,290
             Non-current assets                                     47,164
             Current liabilities                                    46,220
             Non-current liabilities                                11,749
             Minority interest                                         209


NOTE 11 - CONTINGENCIES AND COMMITMENTS

Maxco and certain subsidiaries occupy facilities and use equipment under operating lease agreements requiring annual rental payments approximating $1,015,000 in 1999, $864,000 in 2000, $680,000 in 2001, $539,000 in 2002,
$450,000 in 2003, and $455,000 thereafter for a total commitment aggregating $4,003,000. Rent expense charged to operations, including short-term leases, aggregated $1,231,000 in 1998, $810,000 in 1997 and $631,000 in 1996.

NOTE 12 - INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco's industry segment information:


                                                                           1998          1997           1996
                                                                         ---------    ----------      ---------
                                                                                              (in thousands)
Net sales:
   Distribution - construction supplies unit                               $50,667       $45,577        $40,600
   Heat treating                                                            33,328         8,254
   Packaging products                                                       18,200        19,991         18,789
   Corporate and other                                                         349           455            (59)
                                                                         ---------    ----------     ----------
                                                    TOTAL NET SALES       $102,544       $74,277        $59,330
                                                                         =========    ==========     ==========
Operating income (loss):
   Distribution - construction supplies unit                              $  2,819       $ 1,954        $ 1,975
   Heat treating                                                             4,452         1,201
   Packaging products                                                         (431)          645            243
   Corporate and other                                                      (1,528)       (1,354)        (1,869)
                                                                         ---------    ----------     ----------
                                           TOTAL OPERATING EARNINGS          5,312         2,446            349
Interest expense, investment income and
   equity in earnings of affiliates                                         (3,146)         (551)        (4,181)
                                                                         ---------    ----------     ----------
                           INCOME (LOSS) FROM CONTINUING OPERATIONS
                                        BEFORE FEDERAL INCOME TAXES       $  2,166       $ 1,895        $(3,832)
                                                                         =========    ==========     ==========

MAXCO, INC. AND SUBSIDIARIES

NOTE 12 - INDUSTRY SEGMENT INFORMATION - Continued

                                                                                 1998                 1997                 1996
                                                                           ---------------- --- ---------------- --- ---------------
                                                                                                (in thousands)
Identifiable assets:
   Distribution - construction supplies unit                               $       11,863       $         9,707      $        8,246
   Heat treating                                                                   23,058                17,522
   Packaging products                                                               7,543                 7,126               7,679
   Corporate and other                                                             17,778                21,616               9,316
   Investments and advances                                                        15,813                12,190               5,121
   Net assets of discontinued operations                                                                                     27,169
                                                                           ----------------     ----------------     ---------------

                                                                           $       76,055       $        68,161      $       57,531
                                                                           ================     ================     ===============
Depreciation and amortization expense:
   Distribution - construction supplies unit                               $          487       $           434      $          284
   Heat treating                                                                    1,186                   260
   Packaging products                                                                 585                   541                 485
   Corporate and other                                                                223                   169                 106
                                                                           ----------------     ----------------     ---------------

                                                                           $        2,481       $         1,404      $          875
                                                                           ================     ================     ===============
Capital expenditures:
   Distribution - construction supplies unit                               $          667       $           641      $        1,629
   Heat treating                                                                    5,378                 9,788
   Packaging products                                                               1,371                   246                 953
   Corporate and other                                                                 85                    95               2,590
                                                                           ----------------     ----------------     ---------------

                                                                           $        7,501       $        10,770      $        5,172
                                                                           ================     ================     ===============

Identifiable assets are those assets that are used in Maxco's operations in each industry segment. Corporate assets are principally cash, notes receivable, investments, and corporate office properties.

Maxco has no significant foreign operations, export sales, or inter-segment sales.

No sales to any single customer exceeded 10% of consolidated sales for 1998, 1997 or 1996.

MAXCO, INC. AND SUBSIDIARIES


NOTE 13 - EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share:




                                                                           1998            1997             1996
                                                                       -------------    ------------    -------------
                                                                           (in thousands except per share data)
NUMERATOR:
  Income (loss) from continuing operations                                  $1,411       $   1,232          $(2,599)
  Income (loss) from discontinued operations                                                21,322              (94)
                                                                            --------     ---------          -------
  Net income (loss)                                                          1,411          22,554           (2,693)

  Preferred stock dividends                                                   (390)           (236)            (204)
                                                                            --------     ---------          -------

NUMERATOR FOR BASIC EARNING PER SHARE--INCOME (LOSS)  AVAILABLE TO
COMMON STOCKHOLDERS
  Continuing operations                                                      1,021             996           (2,803)
  Discontinued operations                                                                   21,322              (94)
                                                                            --------     ---------          -------
  Net income (loss)                                                          1,021          22,318           (2,897)

Effect of dilutive securities:
  Preferred stock dividends                                                                     81
                                                                            ------       ---------          -------

NUMERATOR FOR DILUTED EARNINGS PER SHARE--INCOME (LOSS)
  TO COMMON STOCKHOLDERS AFTER ASSUMED CONVERSIONS
  Continuing operations                                                      1,021           1,077           (2,803)
  Discontinued operations                                                                   21,322              (94)
                                                                            ------       ---------          -------
  Net income (loss)                                                         $1,021       $  22,399          $(2,897)

DENOMINATOR:
  DENOMINATOR FOR BASIC EARNINGS PER SHARE--
  WEIGHTED-AVERAGE SHARES                                                    3,379           3,845            4,251

Effect of dilutive securities:
  Employee stock options                                                        81              86
  Convertible Preferred Stock                                                                  174
                                                                            ------       ---------          -------
Dilutive potential common shares                                                81             260
                                                                            ------       ---------          -------

  DENOMINATOR FOR DILUTED EARNINGS PER SHARE--ADJUSTED
  WEIGHTED-AVERAGE SHARES AND ASSUMED CONVERSIONS                            3,460           4,105            4,251
                                                                            ======       =========          =======

BASIC EARNINGS PER SHARE
  Continuing operations                                                     $  .30       $     .26          $  (.66)
  Discontinued operations                                                                     5.54             (.02)
                                                                            ------       ---------          -------
  Net income (loss)                                                            .30            5.80             (.68)
                                                                            ======       =========          =======
DILUTED EARNINGS PER SHARE
  Continuing operations                                                        .30             .26             (.66)
  Discontinued operations                                                                     5.20             (.02)
                                                                            ------       ---------          -------
  Net income (loss)                                                         $  .30       $    5.46          $  (.68)
                                                                            ======       =========          =======

MAXCO, INC. AND SUBSIDIARIES


NOTE 14 - SUBSEQUENT EVENT


In June 1998, Maxco acquired a one-third interest in Blasen Brogan Asset Management Company, a Lansing, Michigan based registered investor advisory firm.

                          MAXCO, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)



---------------------------  ----------------------- ------------------ -------------------- -------------------- ------------------
        COL. A                        COL. B              COL. C              COL. D              COL. E              COL. F
---------------------------  ----------------------- ------------------ -------------------- -------------------- ------------------

                                                                   ADDITIONS
                                                     ---------------------------------------
                                                                          Charged to Other
                                     Balance at       Charged to Costs   Accounts--Describe                          Balance
       DESCRIPTION                    Beginning          and Expenses                           Deductions--          at End
                                     of Period                                                    Describe           of Period
---------------------------------------------------- ------------------- ------------------- ------------------- -------------------
Year ended March 31, 1998:
     Allowance for doubtful acccounts   $ 470               $ 113                                   $  18(A)            $ 565


Year ended March 31, 1997:
     Allowance for doubtful accounts    $ 276               $ 303               $ 132(B)            $ 241(A)            $ 470

Year ended March 31, 1996:
  Allowance for doubtful accounts       $ 214               $ 174                                   $ 112(A)            $ 276




       (A) Represents uncollectible accounts written off, less recoveries.
       (B) Represents allowance for doubtful accounts for acquired business.

                                  Exhibit Index
                                  -------------

Exhibit No.                            Description
------------                           ------------

10.15 First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997.

10.16 Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998.

21               Subsidiaries of the Registrant

23 Consent of Independent Auditors (Form S-8 filed June 2, 1992 - File No. 33-48351)

27               Financial Data Schedules