Form 10-Q
period 1998-06-30
MAXCO INC
filed 1998-08-13
CIK 78966

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                       FOR THE QUARTER ENDED JUNE 30, 1998


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

                                     Yes  X    No
                                         ---      ---

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


          Class                             Outstanding at June 30, 1998
          -----                             ----------------------------

      Common Stock                                3,282,210 shares

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                          MAXCO, INC. AND SUBSIDIARIES

                                                                          June 30,            March 31,
                                                                            1998                1998
                                                                          (Unaudited)
                                                                         ------------------------------
                                                                                (in thousands)
       ASSETS
       CURRENT ASSETS

            Cash and cash equivalents                                     $   1,653           $   1,040
            Marketable securities--Note 3                                       401                 400
            Accounts and notes receivable, less allowance of
                $580,000 ($565,000 at March 31, 1998)                        25,802              16,280
            Inventories--Note 2                                               4,832               3,579
            Prepaid expenses and other                                          578                 303
                                                                          ---------           ---------
                                  TOTAL CURRENT ASSETS                       33,266              21,602

       MARKETABLE SECURITIES - LONG TERM--Note 3                              5,151               7,657
       PROPERTY AND EQUIPMENT
            Land                                                                732                 732
            Buildings                                                        11,371              10,553
            Machinery, equipment, and fixtures                               21,820              20,854
                                                                          ---------           ---------
                                                                             33,923              32,139
            Allowances for depreciation                                      (8,897)             (8,321)
                                                                          ---------           ---------
                                                                             25,026              23,818
       OTHER ASSETS
            Investments                                                      16,721              15,842
            Notes and contracts receivable and other                          3,081               3,056
            Intangibles                                                       2,912               2,992
            Restricted cash for acquisition of equipment--Note 4              1,088               1,088
                                                                          ---------           ---------
                                                                             23,802              22,978
                                                                          ---------           ---------
                                                                            $87,245             $76,055
                                                                          =========           =========

                                                                                June 30,            March 31,
                                                                                  1998                1998
                                                                              (Unaudited)
                                                                         ------------------------------------
                                                                                       (in thousands)
      LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES

           Notes payable                                                      $      226          $      226
           Accounts payable                                                       14,451               6,568
           Employee compensation                                                   1,854               2,058
           Taxes, interest, and other liabilities                                  2,492               2,028
           Current maturities of long-term obligations                             1,650               1,490
                                                                              ----------          ----------
                                  TOTAL CURRENT LIABILITIES                       20,673              12,370

      LONG-TERM OBLIGATIONS, less current maturities                              29,678              27,698

      DEFERRED INCOME TAXES                                                        1,285               1,180

      STOCKHOLDERS' EQUITY
           Preferred stock:
               Series Three: 10% cumulative redeemable, $60 face
                  value; 14,988 shares issued and outstanding
                  (14,988 at March 31, 1998)                                         690                 690
               Series Four: 10% cumulative redeemable, $51.50 face
                  value; 46,414 shares issued and outstanding                      2,390               2,390
               Series Five: 10% cumulative redeemable, $120 face
                  value; 6,680 shares issued and outstanding                         802                 802
           Common stock, $1 par value; 10,000,000 shares
               authorized, 3,282,210 issued shares (3,307,910 at                   3,282               3,308
               March 31, 1998)
           Net unrealized gain on marketable securities                               41                  47
           Retained earnings                                                      28,404              27,570
                                                                              ----------          ----------
                                                                                  35,609              34,807
                                                                              ----------          ----------
                                                                              $   87,245          $   76,055
                                                                              ==========          ==========

See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)
                          MAXCO, INC. AND SUBSIDIARIES


                                                                                                  Three Months Ended June 30,
                                                                                                  1998                  1997
                                                                                               (Unaudited)           (Unaudited)
                                                                                            ------------------    ------------------
                                                                                             (in thousands, except per share data)

Net sales                                                                                         $35,696               $27,839
Costs and expenses:
     Cost of sales and operating expenses                                                          28,208                20,926
     Selling, general and administrative                                                            4,870                 4,145
     Depreciation and amortization                                                                    697                   601
                                                                                                  -------               -------
                                                                                                   33,775                25,672
                                                                                                  -------               -------
                                                                     OPERATING EARNINGS             1,921                 2,167
Other income (expense)
     Investment income                                                                                216                   212
     Interest expense                                                                                (602)                 (495)
                                                                                                  -------               -------

                                       INCOME BEFORE FEDERAL INCOME TAXES AND EQUITY IN
                                                                 EARNINGS OF AFFILIATES             1,535                 1,884
Federal income tax expense                                                                            537                   660
                                                                                                  -------               -------

                                         INCOME BEFORE EQUITY IN EARNINGS OF AFFILIATES               998                 1,224
Equity in earnings of affiliates, net of deferred tax                                                 130                   101
                                                                                                  -------               -------
                                                                             NET INCOME             1,128                 1,325
Less preferred stock dividends                                                                       (102)                  (83)
                                                                                                  -------               -------
                                                  NET INCOME APPLICABLE TO COMMON STOCK             1,026                 1,242
                                                                                                  =======               =======

NET INCOME PER COMMON SHARE - BASIC                                                               $   .31               $   .35
                                                                                                  =======               =======

NET INCOME PER COMMON SHARE - ASSUMING DILUTION                                                   $   .31               $   .35
                                                                                                  =======               =======





See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                          MAXCO, INC. AND SUBSIDIARIES



                                                                                                     Three Months Ended June 30,
                                                                                                    1998                  1997
                                                                                                (Unaudited)            (Unaudited)
                                                                                              --------------------------------------
                                                                                                            (in thousands)
OPERATING ACTIVITIES
    Net Income                                                                                       $  1,128              $  1,325
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
          Depreciation and other non-cash items                                                           604                   500
          Changes in operating assets and liabilities                                                  (2,906)                  357
                                                                                                     --------              --------
                                       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (1,174)                2,182

INVESTING ACTIVITIES
    Redemption of (investment in) marketable securities                                                 2,496                  (894)
    Investment in affiliates                                                                             (750)                   (5)
    Purchases of property and equipment                                                                (1,961)               (1,061)
    Other                                                                                                 182                    75
                                                                                                     --------              --------
                                                     NET CASH USED IN INVESTING ACTIVITIES                (33)               (1,885)
FINANCING ACTIVITIES
    Proceeds from long-term obligations                                                                 2,427                   300
    Repayments on long-term obligations and notes payable                                                (287)                 (740)
    Changes in capital stock                                                                             (218)                  (55)
    Dividends paid on preferred stock                                                                    (102)                  (83)
                                                                                                     --------              --------
                                       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              1,820                  (578)
                                                                                                     --------              --------
                                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                613                  (281)
                                          CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              1,040                 1,609
                                                                                                     --------              --------
                                                CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  1,653              $  1,328
                                                                                                     ========              ========



See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAXCO, INC. AND SUBSIDIARIES
                                  JUNE 30, 1998




NOTE 1 - Basis of Presentation and Significant Accounting Policies
     The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in Maxco's annual report on Form 10-K for the year ended March 31, 1998.

     The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Certain other amounts in the consolidated financial statements have been reclassified to conform with the current presentation.

NOTE 2 - Inventories
     The major classes of inventories, at the dates indicated were as follows:


                                                      June 30,                  March 31,
                                                        1998                      1998
                                                        ----                      ----
                                                     (Unaudited)
                                                                (in thousands)

              Raw materials                            $   898                   $   723
              Finished goods and
                 work in progress                        1,086                     1,077
              Purchased products
                 for resale                              2,848                     1,779
                                                       -------                   -------
                                                       $ 4,832                   $ 3,579
                                                       =======                   =======


NOTE 3 - Marketable Securities
     The Company classifies its marketable securities as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Application of this method resulted in an unrealized gain, net of deferred tax, of approximately $41,000 being reported as part of stockholders' equity at June 30, 1998.

                          MAXCO, INC. AND SUBSIDIARIES



NOTE 4 - Restricted Cash
     The Company has borrowings under its variable rate tax exempt revenue bond. The use of the proceeds from these borrowings are restricted for the acquisition of certain equipment. The unexpended portion of $1.1 million is included in restricted cash at June 30, 1998.

NOTE 5 - Long-Term Debt
     In the first quarter of 1998, the Company's Ersco unit secured a commitment for a $10.0 million credit facility, available under certain circumstances, to fund acquisitions.

NOTE 6 - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:



                                                                                               Three Months Ended
                                                                                                    June 30,
                                                                                          1998                    1997
                                                                                     ----------------------------------------
                                                                                       (in thousands, except per share data)
             NUMERATOR:
               Net income                                                                   $  1,128                $  1,325
               Preferred stock dividends                                                        (102)                    (83)
                                                                                            --------                --------

             NUMERATOR FOR BASIC EARNING PER SHARE--INCOME
             AVAILABLE TO COMMON STOCKHOLDERS                                                  1,026                   1,242

             Effect of dilutive securities:
                                                                                            --------                --------

             NUMERATOR FOR DILUTED EARNINGS PER SHARE--INCOME
               TO COMMON STOCKHOLDERS AFTER ASSUMED CONVERSIONS                                1,026                   1,242

             DENOMINATOR:
               DENOMINATOR FOR BASIC EARNINGS PER SHARE--
               WEIGHTED-AVERAGE SHARES                                                         3,298                   3,511

             Effect of dilutive securities:
               Employee stock options                                                             54                      63
                                                                                            --------                --------
             Dilutive potential common shares                                                     54                      63
                                                                                            --------                --------

             DENOMINATOR FOR DILUTED EARNINGS PER SHARE--ADJUSTED
               WEIGHTED-AVERAGE SHARES AND ASSUMED CONVERSIONS                                 3,352                   3,574
                                                                                            ========                ========

             BASIC EARNINGS PER SHARE                                                       $    .31                $    .35
                                                                                            ========                ========
             DILUTED EARNINGS PER SHARE                                                     $    .31                $    .35
                                                                                            ========                ========

                          MAXCO, INC. AND SUBSIDIARIES



NOTE 7 - Comprehensive Income
     Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 established new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement requires unrealized gains or losses on marketable securities be included in comprehensive income, which prior to adoption were only reported separately in shareholders' equity.

     The components of comprehensive income for the first quarter of fiscal years 1999 and 1998 are as follows:



                                                                                      Three Months Ended
                                                                                            June 30,
                                                                                    1998                   1997
                                                                        -----------------------------------------
                                                                                     (in thousands)
             Net earnings                                                       $  1,128               $  1,325
             Unrealized gains (losses) on marketable securities                       (6)                    99
                                                                                ========               ========
                                                                                $  1,122               $  1,424
                                                                                ========               ========

     The components of accumulated comprehensive income, net of related tax at June 30, 1998 and March 31, 1998 are as follows:



                                                                                 June 30,              March 31,
                                                                                    1998                   1998
                                                                        -----------------------------------------
                                                                                     (in thousands)
             Unrealized gains (losses) on marketable securities                 $     41               $     47

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES
                                  JUNE 30, 1998

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash generated from net income, sale of marketable securities, and proceeds from long-term borrowings in the first quarter were used by Maxco in its operating activities to fund higher levels of working capital items and in investing activities to purchase property and equipment, and make additional investments in its affiliates.

The higher level of working capital items, primarily accounts receivable and inventory, resulted from increased sales activity by the Company's construction supplies business over the traditionally slower fourth quarter of the prior year.

In addition to the higher working capital requirements by Ersco at June 30, 1998, additional monies are anticipated to be invested at this unit in order to take advantage of the increasing availability of federal highway repair dollars, and to be an active participant in the overall consolidation of the construction industry. Accordingly, this unit in the first quarter of 1998, secured a commitment for a $10.0 million credit facility, available under certain circumstances, to fund acquisitions.

During the first quarter, the Company invested in $2.0 million of property and equipment, primarily at Atmosphere Annealing, to improve efficiency and capacity of this metal heat treating unit in anticipation of higher sales by this unit.

During the quarter, Maxco also acquired a one-third interest in Blasen Brogan Asset Management Company, a Lansing, Michigan based registered investor advisory firm.

Subsequent to June 30, 1998, the Company acquired a 50% equity interest in and agreed to finance certain debt of Mid-State Industrial Services, Inc., which is in the business of selling, leasing, and servicing lift trucks. In addition, the Company acquired a 40% equity interest in a software developer, whose customers primarily are in the light manufacturing and distribution industries. The Company's cash outflow for its investment in these two affiliates will be approximately $1.5 million.

The Company believes that its current financial resources, together with cash generated from operations, and its available resources under its lines of credit will be adequate to meet its cash requirements for the next year.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to 1997

Net sales from continuing operations increased to $35.7 million compared to $27.8 million in last year's first quarter. First quarter results reflect operating earnings of $1.9 million compared to $2.2 million for the comparable period in 1997. Net income was $1.1 million or $.31 per share assuming dilution compared to last year's $1.3 million or $.35 per share assuming dilution.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          MAXCO, INC. AND SUBSIDIARIES

Higher sales in the current period occurred at Maxco's construction supplies unit (Ersco) over the comparable 1997 period primarily as a result of Ersco's acquisition of an Illinois based sales unit in January 1998, additional construction activity due to increased availability of federal highway repair dollars, and a strong general construction market. Sales at Atmosphere Annealing were comparable with the prior year's first quarter. Sales at this unit, however, were less than planned as a result of a strike at one of its automotive customers.

The construction supplies unit generated additional operating earnings in the current period over last year due to their increased sales level. Gross margin percentage at this unit was lower, however, as a significant portion of the increased sales level was product sales to highway contractors on a direct shipment basis which generally have a lower margin. The operating earnings increase at this unit was offset by reduced earnings at Atmosphere Annealing, caused in a large part by higher employee costs resulting from increased staffing to address scheduled work that was impacted adversely by the labor strike at one of its major customers. This trend has continued into the second quarter. While the strike has been settled, normal order flow is not expected until the customer's facilities return to full operating capacity. In addition, operating earnings were also affected by an operating loss which occurred at Pak-Sak as a result of lower sales and gross margin percentage at this unit.

Net interest expense increased in 1998 from the prior year quarter due to additional long-term borrowings and reduction in marketable securities, the proceeds of which were used for investments in the Company's affiliates, repurchases of the Company's stock, and additional purchases of property and equipment.


IMPACT OF THE YEAR 2000 ISSUE

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software issues and continues to evaluate and manage the risks associated with this problem. The Company believes that based on initial assessments, the cost of achieving year 2000 compliance is not estimated to be materially over the cost of normal software upgrades and replacements which are expected to be incurred through September 30, 1999.

In addition to reviewing its internal year 2000 issues, Maxco has begun to analyze any third party readiness to insure that there could not be a material impact on the Company. Due to the diverse nature of Maxco's operations and its many suppliers and vendors, the Company believes that no significant loss of business is anticipated as a result of any of its customers or vendors not being year 2000 ready.

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6(a) Exhibits

3 Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.

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

                                     PART II
                          OTHER INFORMATION (CONTINUED)


10.8 Stock Purchase Agreement (sale of FinishMaster, Inc.) effective July 9, 1996, is hereby incorporated by reference from registrants Form 10-K dated June 18, 1996.

10.9 Asset purchase agreement - Wright Plastic Products, Inc. is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.

10.10 Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996 is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.11 Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 8-K dated January 17, 1997.

10.12 Asset purchase agreement - Axson North America, Inc. is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

10.13 Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.14 Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.15 First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.16 Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998 is hereby incorporated by reference from Form 10-K dated June 24, 1998.

27*       Financial Data Schedule

Item 6(b) Reports on Form 8-K

          None

*Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MAXCO, INC.



Date August 13, 1998                     \s\ VINCENT SHUNSKY
                                         ---------------------------------------
                                         Vincent Shunsky, Vice President-Finance
                                         and Treasurer (Principal Financial and
                                         Accounting Officer)

                                EXHIBIT INDEX




Exhibit No.     Description



3 Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.

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

10.9 Asset purchase agreement - Wright Plastic Products, Inc. is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.

10.10 Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996 is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.11 Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 8-K dated January 17, 1997.

10.12 Asset purchase agreement - Axson North America, Inc. is hereby incorporated by reference from Form 10-Q dated
                February 14, 1997.

10.13 Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.14 Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.15 First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.16 Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998 is hereby incorporated by reference from Form 10-K dated June 24, 1998.

27*             Financial Data Schedule