Form 10-Q
period 1998-09-30
MAXCO INC
filed 1998-11-13
CIK 78966

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


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

                           Yes  X             No
                                --               --

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


      Class                                    Outstanding at September 30, 1998
      -----                                    ---------------------------------

   Common Stock                                          3,261,695 shares
================================================================================

                                     PART I

                              FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                          MAXCO, INC. AND SUBSIDIARIES

                                                                September 30,         March 31,
                                                                    1998                1998
                                                                 (Unaudited)
                                                               --------------------------------
                                                                          (in thousands)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $  1,325        $  1,040
     Marketable securities--Note 3                                    255             400
     Accounts and notes receivable, less allowance of
         $608,000 ($565,000 at March 31, 1998)                     23,926          16,280
     Inventories--Note 2                                            4,455           3,579
     Prepaid expenses and other                                       607             303
                                                                 --------        --------
                                      TOTAL CURRENT ASSETS         30,568          21,602

MARKETABLE SECURITIES - LONG TERM--Note 3                           2,002           7,657
PROPERTY AND EQUIPMENT
     Land                                                             732             732
     Buildings                                                     11,605          10,553
     Machinery, equipment, and fixtures                            24,335          20,854
                                                                 --------        --------
                                                                   36,672          32,139
     Allowances for depreciation                                   (9,469)         (8,321)
                                                                 --------        --------
                                                                   27,203          23,818
OTHER ASSETS
     Investments                                                   17,439          15,842
     Notes and contracts receivable and other                       4,020           3,056
     Intangibles                                                    2,819           2,992
     Restricted cash for acquisition of equipment--Note 4             447           1,088
                                                                 --------        --------
                                                                   24,725          22,978

                                                                 --------        --------

                                                                 $ 84,498        $ 76,055
                                                                 ========        ========




                                                                              September 30,       March 31,
                                                                                  1998              1998
                                                                               (Unaudited)
                                                                            --------------------------------------
                                                                                         (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                                                 $   226       $   226
     Accounts payable                                                               12,301         6,568
     Employee compensation                                                           2,054         2,058
     Taxes, interest, and other liabilities                                          2,257         2,028
     Current maturities of long-term obligations                                     1,789         1,490
                                                                                   -------       -------
                             TOTAL CURRENT LIABILITIES                              18,627        12,370

LONG-TERM OBLIGATIONS, less current maturities                                      28,599        27,698

DEFERRED INCOME TAXES                                                                1,316         1,180

STOCKHOLDERS' EQUITY
     Preferred stock:
         Series Three: 10% cumulative redeemable, $60 face
            value; 14,988 shares issued and outstanding                                690           690
         Series Four: 10% cumulative redeemable, $51.50 face
            value; 46,414 shares issued and outstanding                              2,390         2,390
         Series Five: 10% cumulative redeemable, $120 face
            value; 6,648 shares issued and outstanding
               (6,680 at March 31, 1998)                                               798           802
     Common stock, $1 par value; 10,000,000 shares
         authorized, 3,261,695 issued shares (3,307,910 at
         March 31, 1998)                                                             3,262         3,308
     Net unrealized gain on marketable securities                                       55            47
     Retained earnings                                                              28,761        27,570
                                                                                   -------       -------
                                                                                    35,956        34,807

                                                                                   -------       -------

                                                                                   $84,498       $76,055
                                                                                   =======       =======



See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)
                          MAXCO, INC. AND SUBSIDIARIES




                                                                                                Three Months Ended September 30,
                                                                                               1998                  1997
                                                                                            (Unaudited)           (Unaudited)
                                                                                         ------------------    ------------------
                                                                                          (in thousands, except per share data)

Net sales                                                                                       $ 35,553              $ 29,342
Costs and expenses:
     Cost of sales and operating expenses                                                         28,146                22,344
     Selling, general and administrative                                                           5,233                 4,120
     Depreciation and amortization                                                                   728                   591
                                                                                                --------              --------
                                                                                                  34,107                27,055
                                                                                                --------              --------
                                                                     OPERATING EARNINGS            1,446                 2,287
Other income (expense)
     Investment income                                                                               256                   247
     Interest expense                                                                               (629)                 (485)
                                                                                                --------              --------
                                                                  INCOME BEFORE FEDERAL
                                      INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES            1,073                 2,049
Federal income tax expense                                                                           376                   720
                                                                                                --------              --------
                                         INCOME BEFORE EQUITY IN EARNINGS OF AFFILIATES              697                 1,329
Equity in earnings (loss) of affiliates, net of deferred tax                                         (88)                  103
                                                                                                --------              --------
                                                                             NET INCOME              609                 1,432
Less preferred stock dividends                                                                      (102)                 (103)
                                                                                                --------              --------
                                                  NET INCOME APPLICABLE TO COMMON STOCK              507                 1,329
                                                                                                ========              ========

NET INCOME PER COMMON SHARE - BASIC                                                             $    .16              $    .39
                                                                                                ========              ========

NET INCOME PER COMMON SHARE - ASSUMING DILUTION                                                 $    .15              $    .38
                                                                                                ========              ========




See notes to consolidated financial statements

                               CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)
                                          MAXCO, INC. AND SUBSIDIARIES


                                                                                              Six Months Ended September 30,
                                                                                               1998                  1997
                                                                                            (Unaudited)           (Unaudited)
                                                                                         ------------------    ------------------
                                                                                          (in thousands, except per share data)

Net sales                                                                                       $ 71,249              $ 57,181
Costs and expenses:
     Cost of sales and operating expenses                                                         56,354                43,270
     Selling, general and administrative                                                          10,103                 8,265
     Depreciation and amortization                                                                 1,425                 1,192
                                                                                                --------              --------
                                                                                                  67,882                52,727
                                                                                                --------              --------
                                                                     OPERATING EARNINGS            3,367                 4,454
Other income (expense)
     Investment income                                                                               472                   460
     Interest expense                                                                             (1,231)                 (981)
                                                                                                --------              --------
                                                                  INCOME BEFORE FEDERAL
                                      INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES            2,608                 3,933
Federal income tax expense                                                                           913                 1,379
                                                                                                --------              --------
                                         INCOME BEFORE EQUITY IN EARNINGS OF AFFILIATES            1,695                 2,554
Equity in earnings of affiliates, net of deferred tax                                                 42                   203
                                                                                                --------              --------
                                                                             NET INCOME            1,737                 2,757
Less preferred stock dividends                                                                      (204)                 (186)
                                                                                                --------              --------
                                                  NET INCOME APPLICABLE TO COMMON STOCK            1,533                 2,571
                                                                                                ========              ========

NET INCOME PER COMMON SHARE - BASIC                                                             $    .47              $    .75
                                                                                                ========              ========

NET INCOME PER COMMON SHARE - ASSUMING DILUTION                                                 $    .46              $    .73
                                                                                                ========              ========






See notes to consolidated financial statements

                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                                         MAXCO, INC. AND SUBSIDIARIES




                                                                                                  Six Months Ended September 30,
                                                                                                    1998           1997
                                                                                                (Unaudited)     (Unaudited)
                                                                                              --------------------------------------
                                                                                                        (in thousands)
OPERATING ACTIVITIES
    Net Income                                                                                   $ 1,737        $ 2,757
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and other non-cash items                                                    1,497          1,200
          Changes in operating assets and liabilities                                             (2,867)        (2,544)
                                                                                                 -------        -------
                                                 NET CASH PROVIDED BY OPERATING ACTIVITIES           367          1,413

INVESTING ACTIVITIES
    Payments received on notes receivable                                                              3          3,443
    Redemption of (investment in) marketable securities                                            5,812           (793)
    Investment in affiliates                                                                      (2,261)        (1,510)
    Purchases of property and equipment                                                           (4,764)        (3,236)
    Other                                                                                           (117)           220
                                                                                                 -------        -------
                                                     NET CASH USED IN INVESTING ACTIVITIES        (1,327)        (1,876)
FINANCING ACTIVITIES
    Proceeds from long-term obligations                                                            2,829          2,140
    Proceeds from restricted cash for acquisition of equipment                                       641
    Repayments on long-term obligations and notes payable                                         (1,629)          (986)
    Changes in capital stock                                                                        (392)        (1,006)
    Dividends paid on preferred stock                                                               (204)          (186)
                                                                                                 -------        -------
                                       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         1,245            (38)
                                                                                                 -------        -------
                                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           285           (501)
                                          CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         1,040          1,609
                                                                                                 -------        -------
                                                CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 1,325        $ 1,108
                                                                                                 =======        =======






See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAXCO, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1998




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

NOTE 2 - Inventories
     The major classes of inventories, at the dates indicated were as follows:

                                          September 30,               March 31,
                                              1998                      1998
                                              ----                      ----
                                           (Unaudited)
                                                      (in thousands)
    Raw materials                           $    920                   $   723
    Finished goods and
       work in progress                          897                     1,077
    Purchased products
       for resale                              2,638                     1,779
                                            --------                   -------
                                            $  4,455                   $ 3,579
                                            ========                   =======



NOTE 3 - Marketable Securities
     The Company classifies its marketable securities as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Application of this method resulted in an unrealized gain, net of deferred tax, of approximately $55,000 being reported as part of stockholders' equity at September 30, 1998.

                          MAXCO, INC. AND SUBSIDIARIES



NOTE 4 - Restricted Cash
     The Company has borrowings under its variable rate tax exempt revenue bond. The use of the proceeds from these borrowings is restricted to the acquisition of certain equipment. The unexpended portion of $.4 million is included in restricted cash at September 30, 1998.

NOTE 5 - Long-Term Debt
     In the first quarter of 1998, the Company's Ersco unit secured a commitment for a $10.0 million credit facility, available under certain circumstances, to fund acquisitions.

NOTE 6 - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:



                                                        Three Months Ended             Six Months Ended
                                                           September 30,                 September 30,
                                                          1998         1997             1998       1997
                                                    --------------------------     ---------------------------
                                                               (in thousands, except per share data)
NUMERATOR:
  Net income                                             $   609      $ 1,432      $ 1,737      $ 2,757
  Preferred stock dividends                                 (102)        (103)        (204)        (186)
                                                         -------      -------      -------      -------

NUMERATOR FOR BASIC EARNING PER SHARE--INCOME
        AVAILABLE TO COMMON STOCKHOLDERS                     507        1,329        1,533        2,571

Effect of dilutive securities:
                                                         -------      -------      -------      -------

NUMERATOR FOR DILUTED EARNINGS PER SHARE--INCOME
  TO COMMON STOCKHOLDERS AFTER ASSUMED CONVERSIONS           507        1,329        1,533        2,571

DENOMINATOR:
  DENOMINATOR FOR BASIC EARNINGS PER SHARE--
  WEIGHTED-AVERAGE SHARES                                  3,270        3,384        3,284        3,447

Effect of dilutive securities:
  Employee stock options                                      45           83           49           73
                                                         -------      -------      -------      -------
Dilutive potential common shares                              45           83           49           73
                                                         -------      -------      -------      -------

DENOMINATOR FOR DILUTED EARNINGS PER SHARE--ADJUSTED
  WEIGHTED-AVERAGE SHARES AND ASSUMED CONVERSIONS          3,315        3,467        3,333        3,520
                                                         =======      =======      =======      =======

BASIC EARNINGS PER SHARE                                 $   .16      $   .39      $   .47      $   .75
                                                         =======      =======      =======      =======
DILUTED EARNINGS PER SHARE                               $   .15      $   .38      $   .46      $   .73
                                                         =======      =======      =======      =======

                          MAXCO, INC. AND SUBSIDIARIES



NOTE 7 - Comprehensive Income
     Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 established new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement requires unrealized gains or losses on marketable securities to be included in comprehensive income, which prior to adoption were only reported separately in shareholders' equity.

     The components of comprehensive income for the three and six months ended September 30, 1998 and 1997 were as follows:



                                              Three Months Ended      Six Months Ended
                                                September 30,          September 30,
                                              ------------------     -----------------

                                                1998       1997        1998      1997
                                              -------    -------     -------   -------
                                                            (in thousands)

Net earnings                                  $  609     $1,432     $1,737     $2,757
Unrealized gains on marketable securities         14         59          8        158
                                              ------     ------     ------     ------
                                              $  623     $1,491     $1,745     $2,915
                                              ======     ======     ======     ======


 The components of accumulated comprehensive income, net of related tax at September 30, 1998 and March 31, 1998 are as follows:



                                                    September 30,           March 31,
                                                        1998                  1998
                                               ------------------------------------------
                                                             (in thousands)
 Unrealized gains on marketable securities        $      55            $      47

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1998

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash generated from net income, sale of marketable securities, and proceeds from long-term borrowings in the first six months of the year were used by Maxco in its operating activities to fund higher levels of working capital items, in investing activities to purchase property and equipment, and to invest in additional affiliates.

At September 30, 1998, a higher level of working capital items, primarily accounts receivable and inventory, resulted in consumption of liquid resources. The higher sales activity by the Company's construction supplies segment (Ersco) over the traditionally slower fourth quarter of the prior year was the principal cause of this increased investment.

In addition to the higher working capital requirements during the summer peak construction period by the construction supplies segment, Maxco is investing in the growth of the concrete construction supplies industry by actively seeking acquisitions and other opportunities in key market areas. During the second quarter, Ersco established a new sales and distribution facility in Louisville, Kentucky to serve the growing construction market in Northern Kentucky and Southern Ohio. Subsequent to September 30, 1998, Ersco purchased a company in Columbus, Ohio which provides concrete forming and shoring equipment to concrete construction contractors. Ersco is a participant in the overall consolidation of the construction industry. This unit, in the first quarter of 1998, secured a commitment for a $10.0 million credit facility, available under certain circumstances, to fund acquisitions.

In addition to investments in property and equipment for the expansion of the construction supplies segment, the Company invested in property and equipment for its heat treating segment (Atmosphere Annealing). This investment was made to improve the efficiency and capacity of this metal heat treating unit in anticipation of higher sales.

During the first quarter, Maxco also acquired a one-third interest in Blasen Brogan Asset Management Company, a Lansing, Michigan based registered investor advisory firm.

Effective August 1, 1998, the Company acquired a 50% equity interest in and agreed to finance certain debt of Mid-State Industrial Services, Inc., which is in the business of selling, leasing, and servicing lift trucks. In addition, the Company acquired a 40% equity interest in a software developer, whose customers primarily are in the light manufacturing and distribution industries. The Company's cash outflow for its investment in these two affiliates was approximately $1.5 million.

Subsequent to September 30, 1998, Maxco sold its 45% equity interest in Strategic Interactive, Inc. to Provant, Inc. for cash and stock. The transaction contains an earn out provision based on the future performance of Strategic Interactive over the next three years that could result in additional compensation to Maxco.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          MAXCO, INC. AND SUBSIDIARIES

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO 1997

Net sales from continuing operations increased to $35.6 million compared to $29.3 million in last year's second quarter. Second quarter results reflect operating earnings of $1.4 million compared to $2.3 million for the comparable period in 1997. Net income was $609,000 or $.15 per share assuming dilution compared to last year's $1.4 million or $.38 per share assuming dilution.

Higher sales in the current period occurred at Maxco's construction supplies segment (Ersco) over the comparable 1997 period primarily as a result of Ersco's acquisition of an Illinois based sales unit in January 1998, additional construction activity due to increased availability of federal highway repair dollars, and a strong general construction market. Sales of heat treating services by its heat treating segment (Atmosphere Annealing) were modestly lower than the prior year's comparable quarter. Sales at this unit, however, were less than planned as a result of a strike at one of its automotive customers and delay of certain other planned programs.

The construction supplies segment generated additional operating earnings in the current period over last year due primarily to their increased sales level. Gross margin percentage at this unit was lower, however, because a significant portion of their increased sales level for the three months was product sales to highway contractors on a direct shipment basis which generally have a lower margin. The operating earnings for Maxco's heat treating segment were approximately $500,000 lower in the current period over the 1997 comparable period. This reduction in operating earnings at Atmosphere Annealing was caused by lower sales of heat treating services, increased employee benefit expenses and higher costs related to facility improvements which became operational during the period. The higher facilities costs were incurred as a result of the expansion of certain facilities of this unit in anticipation of increased sales. The planned sales increase was delayed in part to a labor strike at one of its major customers as well as certain other programs being delayed until the expansion of the facilities was completed. Operating earnings were also affected by an operating loss which occurred at Pak Sak, Maxco's packaging products segment, as a result of lower sales and gross margin percentage at this unit.

Net interest expense increased in 1998 from the prior year quarter due to additional long-term borrowings and reduction in marketable securities, the proceeds of which were used for investments in new affiliates, repurchases of the Company's stock, and additional purchases of property and equipment.

Maxco's equity in its earnings of affiliates was lower in 1998 due to a loss by Medar for the three month period of approximately $1.1 million compared to net income of $420,000 for the comparable period in 1997. As a result, Maxco recorded a charge of $250,000 as a share of the losses from this affiliate in the current period compared to earnings of $94,000 for the comparable period in 1997. Medar's revenues and operating results were lower then Medar anticipated because of several projects that have shifted into the fourth quarter of the calendar year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          MAXCO, INC. AND SUBSIDIARIES

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO 1997

Net sales from continuing operations increased to $71.2 million compared to $57.2 million in last year's second quarter. Second quarter results reflect operating earnings of $3.4 million compared to $4.5 million for the comparable period in 1997. Net income was $1.7 million or $.46 per share assuming dilution compared to last year's $2.8 million or $.73 per share assuming dilution.

Higher sales for the six months occurred at Maxco's construction supplies segment (Ersco) over the comparable 1997 period primarily as a result of Ersco's acquisition of an Illinois based sales unit in January 1998, additional construction activity due to increased availability of federal highway repair dollars, and a strong general construction market. Sales of heat treating services were modestly lower at Atmosphere Annealing compared to the prior year six-month period. Sales at this unit, however, were less than planned for the current period as a result of a strike at one of its automotive customers and the delay in certain other planned programs.

For the current six month period, the construction supplies segment generated additional operating earnings over last year due to their increased sales level. Gross margin percentage at this unit was lower, however, as a significant portion of their increased sales level was product sales to highway contractors on a direct shipment basis, which generally have a lower margin. The operating earnings increase at this unit was offset by reduced operating earnings of approximately $1.2 million at Atmosphere Annealing. This reduction in operating earnings at Atmosphere Annealing was caused by lower sales of heat treating services, increased employee benefit expenses and higher costs related to facility improvements which became operational during the period. The higher facilities costs were incurred as a result of the expansion of certain facilities of this unit in anticipation of increased sales. The planned sales increase was delayed in part to a labor strike at one of its major customers as well as certain other programs being delayed until the expansion of the facilities was completed. Operating earnings were also affected by an operating loss which occurred at Pak Sak, Maxco's packaging products segment, as a result of lower sales and gross margin percentage at this unit.

Net interest expense increased for the first six months of 1998 from the comparable period in the prior year due to additional long-term borrowings and reduction in marketable securities, the proceeds of which were used for investments in new affiliates, repurchases of the Company's stock, and additional purchases of property and equipment.

Equity in earnings of affiliates was lower in 1998 due to a loss of approximately $1.0 million reported by its Medar affiliate during the six month period. As a result, Maxco reported a charge of $225,000 as its share of Medar's loss for the six months. Medar's revenues and operating results were lower than Medar anticipated because of several projects that have shifted into the fourth quarter of the calendar year.

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

In addition to reviewing its internal year 2000 issues, Maxco has begun to analyze any third party readiness. Due to the diverse nature of Maxco's operations and its many suppliers and vendors, no significant loss of business is anticipated as a result of any of its customers or vendors not being year 2000 ready.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders was held on August 25, 1998. The matters voted upon were the election of directors, adoption of a new Stock Option Plan, and other business which may come before the meeting (of which there was none). The results of votes were as follows:

         Election of directors:

                                             For                 Withheld
                                        --------------       ---------------


          Max A. Coon                     2,849,274              188,911

          Eric L. Cross                   2,853,774              184,411

          Charles J. Drake                2,717,544              320,641

          Joel I. Ferguson                2,717,499              320,686

          Richard G. Johns                2,853,774              184,411

          Vincent Shunsky                 2,853,759              184,426

          J. Michael Warren               2,849,274              188,911

          Michael W. Wisti                2,853,759              184,426

          Andrew S. Zynda                 2,711,541              326,644

          Adoption of stock option plan:

                 For             Against          Abstain         Non-Vote
                 ---             -------          -------         --------
              1,963,945          249,369          12,636           812,235

Item 5.  Other Information

         None

                                     PART II

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

                                     PART II

10.15 First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.16 Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998 is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.17* Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated
                  September 24, 1998.

10.18*            Maxco, Inc. 1998 Employee Stock Option Plan

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



Date November 12, 1998                   \S\ VINCENT SHUNSKY
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

                                INDEX TO EXHIBITS


10.15 First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.16 Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998 is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.17* Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated
                  September 24, 1998.

10.18*            Maxco, Inc. 1998 Employee Stock Option Plan

27*               Financial Data Schedule

Item 6(b)         Reports on Form 8-K

                  None

*Filed herewith