Form 10-Q
period 1998-12-31
MAXCO INC
filed 1999-02-16
CIK 78966

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                     FOR THE QUARTER ENDED DECEMBER 31, 1998


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


       Registrant's Telephone Number, including area code: (517) 321-3130
                                                            -------------


Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.

                         Yes   X            No
                              ----               ----


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


    Class                                       Outstanding at December 31, 1998
    -----                                       --------------------------------

Common Stock                                             3,208,395 shares




================================================================================

                                     PART I

                              FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                          MAXCO, INC. AND SUBSIDIARIES




                                                                                  December 31,          March 31,
                                                                                     1998                1998
                                                                                  (Unaudited)
                                                                              -----------------------------------
                                                                                         (in thousands)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                     $  1,196        $  1,040
     Marketable securities--Note 3                                                      255             400
     Accounts and notes receivable, less allowance of
         $602,000 ($565,000 at March 31, 1998)                                       21,024          16,280
     Inventories--Note 2                                                              5,034           3,579
     Prepaid expenses and other                                                         743             303
                                                                                   --------        --------
                               TOTAL CURRENT ASSETS                                  28,252          21,602

MARKETABLE SECURITIES - LONG TERM--Note 3                                             2,133           7,657
PROPERTY AND EQUIPMENT
     Land                                                                               732             732
     Buildings                                                                       11,723          10,553
     Machinery, equipment, and fixtures                                              28,145          20,854
                                                                                   --------        --------
                                                                                     40,600          32,139
     Allowances for depreciation                                                     (9,965)         (8,321)
                                                                                   --------        --------
                                                                                     30,635          23,818
OTHER ASSETS
     Investments                                                                     13,492          15,842
     Restricted securities--Note 4                                                    3,240
     Notes and contracts receivable and other                                         4,024           3,056
     Intangibles                                                                      4,430           2,992
     Restricted cash for acquisition of equipment--Note 5                                             1,088
                                                                                   --------        --------
                                                                                     25,186          22,978

                                                                                   --------        --------

                                                                                   $ 86,206        $ 76,055
                                                                                   ========        ========



                                                                                December 31,      March 31,
                                                                                  1998              1998
                                                                                (Unaudited)
                                                                          -------------------------------------
                                                                                        (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                                                 $   226       $   226
     Accounts payable                                                               10,312         6,568
     Employee compensation                                                           1,866         2,058
     Taxes, interest, and other liabilities                                          2,121         2,028
     Current maturities of long-term obligations                                     2,375         1,490
                                                                                   -------       -------
                                      TOTAL CURRENT LIABILITIES                     16,900        12,370

LONG-TERM OBLIGATIONS, less current maturities                                      32,469        27,698

DEFERRED INCOME TAXES                                                                1,322         1,180

STOCKHOLDERS' EQUITY
     Preferred stock:
         Series Three: 10% cumulative redeemable, $60 face
            value; 14,943 shares issued and outstanding
            (14,988 at March 31, 1998)                                                 687           690
         Series Four: 10% cumulative redeemable, $51.50 face
            value; 46,414 shares issued and outstanding                              2,390         2,390
         Series Five: 10% cumulative redeemable, $120 face
            value; 6,648 shares issued and outstanding
            (6,680 at March 31, 1998)                                                  798           802
     Common stock, $1 par value; 10,000,000 shares
         authorized, 3,208,395 issued shares (3,307,910 at
         March 31, 1998)                                                             3,208         3,308
     Net unrealized gain on marketable securities                                       34            47
     Retained earnings                                                              28,398        27,570
                                                                                   -------       -------
                                                                                    35,515        34,807

                                                                                   -------       -------

                                                                                   $86,206       $76,055
                                                                                   =======       =======




See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)
                          MAXCO, INC. AND SUBSIDIARIES



                                                                                       Three Months Ended December 31,
                                                                                         1998                  1997
                                                                                      (Unaudited)           (Unaudited)
                                                                                 ------------------    ------------------
                                                                                   (in thousands, except per share data)

Net sales                                                                                $ 29,697        $ 24,091
Costs and expenses:
     Cost of sales and operating expenses                                                  22,763          18,405
     Selling, general and administrative                                                    5,234           4,254
     Depreciation and amortization                                                            860             615
                                                                                         --------        --------
                                                                                           28,857          23,274
                                                                                         --------        --------
                                                                     OPERATING EARNINGS       840             817
Other income (expense)
     Investment and other income                                                              196             267
     Interest expense                                                                        (698)           (548)
                                                                                         --------        --------
                                                                  INCOME BEFORE FEDERAL
                                      INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES       338             536
Federal income tax expense                                                                    129             179
                                                                                         --------        --------
                                         INCOME BEFORE EQUITY IN EARNINGS OF AFFILIATES       209             357
Equity in earnings (loss) of affiliates, net of deferred tax                                  (80)            (10)
                                                                                         --------        --------
                                                                             NET INCOME       129             347
Less preferred stock dividends                                                               (102)           (102)
                                                                                         --------        --------
                                                  NET INCOME APPLICABLE TO COMMON STOCK        27             245
                                                                                         ========        ========

NET INCOME PER COMMON SHARE - BASIC                                                      $    .01        $    .07
                                                                                         ========        ========

NET INCOME PER COMMON SHARE - ASSUMING DILUTION                                          $    .01        $    .07
                                                                                         ========        ========






See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)
                          MAXCO, INC. AND SUBSIDIARIES


                                                                                       Nine Months Ended December 31,
                                                                                          1998                  1997
                                                                                      (Unaudited)           (Unaudited)
                                                                                   ------------------    ------------------
                                                                                   (in thousands, except per share data)


Net sales                                                                                 $ 100,946        $  81,272
Costs and expenses:
     Cost of sales and operating expenses                                                    79,117           61,675
     Selling, general and administrative                                                     15,337           12,519
     Depreciation and amortization                                                            2,285            1,807
                                                                                          ---------        ---------
                                                                                             96,739           76,001
                                                                                          ---------        ---------
                                                                     OPERATING EARNINGS       4,207            5,271
Other income (expense)
     Investment and other income                                                                668              727
     Interest expense                                                                        (1,929)          (1,529)
                                                                                          ---------        ---------
                                                                  INCOME BEFORE FEDERAL
                                      INCOME TAXES AND EQUITY IN EARNINGS OF AFFILIATES       2,946            4,469
Federal income tax expense                                                                    1,042            1,558
                                                                                          ---------        ---------
                                         INCOME BEFORE EQUITY IN EARNINGS OF AFFILIATES       1,904            2,911
Equity in earnings (loss) of affiliates, net of tax                                             (38)             193
                                                                                          ---------        ---------
                                                                             NET INCOME       1,866            3,104
Less preferred stock dividends                                                                 (306)            (288)
                                                                                          ---------        ---------
                                                  NET INCOME APPLICABLE TO COMMON STOCK       1,560            2,816
                                                                                          =========        =========

NET INCOME PER COMMON SHARE - BASIC                                                       $     .48        $     .83
                                                                                          =========        =========

NET INCOME PER COMMON SHARE - ASSUMING DILUTION                                           $     .47        $     .81
                                                                                          =========        =========






See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                          MAXCO, INC. AND SUBSIDIARIES





                                                                                                   Nine Months Ended December 31,
                                                                                                 1998              1997
                                                                                              (Unaudited)       (Unaudited)
                                                                                            ---------------------------------------
                                                                                                        (in thousands)

OPERATING ACTIVITIES
    Net Income                                                                                   $  1,866        $  3,104
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and other non-cash items                                                     2,303           1,615
          Changes in operating assets and liabilities                                              (2,713)         (1,612)
                                                                                                 --------        --------
                                                 NET CASH PROVIDED BY OPERATING ACTIVITIES          1,456           3,107

INVESTING ACTIVITIES
    Payments received on notes receivable                                                              45           3,443
    Redemption of marketable securities                                                             5,650           2,874
    Investment in affiliates                                                                       (3,881)         (6,293)
    Purchases of property and equipment                                                            (6,971)         (4,508)
    Sale of investment                                                                              2,160
    Purchase of business                                                                           (2,700)
    Other                                                                                             107            (217)
                                                                                                 --------        --------
                                                     NET CASH USED IN INVESTING ACTIVITIES         (5,590)         (4,701)
FINANCING ACTIVITIES
    Restricted cash for acquisition of equipment                                                    1,088          (2,460)
    Proceeds from long-term obligations                                                             5,645          10,095
    Repayments on long-term obligations and notes payable                                          (1,298)         (5,294)
    Changes in capital stock                                                                         (839)         (1,185)
    Dividends paid on preferred stock                                                                (306)           (288)
                                                                                                 --------        --------
                                                 NET CASH PROVIDED BY FINANCING ACTIVITIES          4,290             868
                                                                                                 --------        --------
                                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            156            (726)
                                          CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          1,040           1,609
                                                                                                 --------        --------
                                                CASH AND CASH EQUIVALENTS AT END OF PERIOD          1,196        $    883
                                                                                                 ========        ========






See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAXCO, INC. AND SUBSIDIARIES
                                DECEMBER 31, 1998




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

NOTE 2 - Inventories
     The major classes of inventories, at the dates indicated were as follows:


                                  December 31,    March 31,
                                     1998          1998
                                     ----          ----
                                        (Unaudited)
                                      (in thousands)

          Raw materials             $  820       $  723
          Finished goods and
             work in progress        1,245        1,077
          Purchased products
             for resale              2,969        1,779
                                    ------       ------
                                    $5,034       $3,579
                                    ======       ======



NOTE 3 - Marketable Securities
     The Company classifies its marketable securities as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Application of this method resulted in an unrealized gain, net of deferred tax, of approximately $34,000 being reported as part of stockholders' equity at December 31, 1998.


NOTE 4 - Restricted Securities
     In October, 1998, Maxco sold its 45% equity interest in Strategic Interactive, Inc. to Provant, Inc. for cash and stock. The stock is subject to certain restrictions. As such, the stock is carried at historical cost under restricted securities.

                          MAXCO, INC. AND SUBSIDIARIES



NOTE 5 - Restricted Cash
     At March 31, 1998, the Company had borrowings under its variable rate tax exempt revenue bond. The use of the proceeds from these borrowings was restricted for the acquisition of certain equipment. At December 31, 1998, all of the proceeds had been expended.

NOTE 6 - Long-Term Debt
     In the first quarter of 1998, the Company's Ersco unit secured a commitment for a $10.0 million credit facility, available under certain circumstances, to fund acquisitions.

NOTE 7 - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:



                                                               Three Months Ended              Nine Months Ended
                                                                 December 31,                    December 31,
                                                             1998            1997            1998         1997
                                                          ----------------------------    -------------------------
                                                                    (in thousands, except per share data)
NUMERATOR:
  Net income                                               $   129        $   347        $ 1,866        $ 3,104
  Preferred stock dividends                                   (102)          (102)          (306)          (288)
                                                           -------        -------        -------        -------

NUMERATOR FOR BASIC EARNING PER SHARE--INCOME
  AVAILABLE TO COMMON STOCKHOLDERS                              27            245          1,560          2,816

Effect of dilutive securities:
                                                           -------        -------        -------        -------

NUMERATOR FOR DILUTED EARNINGS PER SHARE--INCOME
  TO COMMON STOCKHOLDERS AFTER ASSUMED CONVERSIONS              27            245          1,560          2,816

DENOMINATOR:
  DENOMINATOR FOR BASIC EARNINGS PER SHARE--
  WEIGHTED-AVERAGE SHARES                                    3,226          3,310          3,265          3,401

Effect of dilutive securities:
  Employee stock options                                        36            108             45             85
                                                           -------        -------        -------        -------
Dilutive potential common shares                                36            108             45             85
                                                           -------        -------        -------        -------

DENOMINATOR FOR DILUTED EARNINGS PER SHARE--ADJUSTED
  WEIGHTED-AVERAGE SHARES AND ASSUMED CONVERSIONS            3,262          3,418          3,310          3,486
                                                           =======        =======        =======        =======

BASIC EARNINGS PER SHARE                                   $   .01        $   .07        $   .48        $   .83
                                                           =======        =======        =======        =======
DILUTED EARNINGS PER SHARE                                 $   .01        $   .07        $   .47        $   .81
                                                           =======        =======        =======        =======

                          MAXCO, INC. AND SUBSIDIARIES



NOTE 8 - Comprehensive Income
     Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 established new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement requires unrealized gains or losses on marketable securities be included in comprehensive income, which prior to adoption were only reported separately in shareholders' equity.

     The components of comprehensive income for the first quarter and nine months of fiscal years 1999 and 1998 are as follows:



                                                               Three Months Ended             Nine Months Ended
                                                                   December 31,                 December 31,
                                                             -----------------------       ---------------------
                                                               1998           1997           1998          1997
                                                             --------       -------        -------       -------
                                                                               (in thousands)

     Net earnings                                             $   129       $   347        $ 1,866       $ 3,104
     Unrealized gains (losses) on marketable securities           (21)           (5)           (13)          153
                                                              =======       =======        =======       =======
                                                              $   108       $   342        $ 1,853       $ 3,257
                                                              =======       =======        =======       =======


     The components of accumulated comprehensive income, net of related tax at December 31, 1998 and March 31, 1998 are as follows:



                                                                          December 31,            March 31,
                                                                              1998                  1998
                                                                        ----------------------------------------
                                                                                    (in thousands)
             Unrealized gains (losses) on marketable securities                 $     34             $      47

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MAXCO, INC. AND SUBSIDIARIES
                                DECEMBER 31, 1998

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash generated from net income, sale of marketable securities, and proceeds from long-term borrowings in the first nine months of the year were used by Maxco in its operating activities to fund higher levels of working capital items, in investing activities to purchase property and equipment, and to invest in additional affiliates.

At December 31, 1998, a higher level of working capital items, primarily accounts receivable and inventory, resulted in the use of cash and other liquid resources. The higher sales activity in the current quarter by the Company's construction supplies segment (Ersco) over the traditionally slower fourth quarter of the prior year was the principal cause of this increased investment since March 31, 1998.

In addition to the higher working capital requirements during the peak construction period by the construction supplies segment, Maxco is investing in the growth of the concrete construction supplies industry by seeking acquisitions and other opportunities in key market areas. During the second quarter, Ersco established a new sales and distribution facility in Louisville, Kentucky to serve the construction market in Northern Kentucky and Southern Ohio. In October 1998, Ersco purchased a company in Columbus, Ohio which provides concrete forming and shoring equipment to concrete construction contractors. In the first quarter of 1998, Ersco secured a commitment for a $10.0 million credit facility, available under certain circumstances, to fund acquisitions.

The Company has also invested in property and equipment for its heat treating segment (Atmosphere Annealing). This investment was made to improve the processes and capacity of this metal heat treating unit in anticipation of higher sales.

In addition to investing in its wholly owned subsidiaries, Maxco has invested in additional affiliates since March 31, 1998. In the first quarter, Maxco acquired a one-third interest in Blasen Brogan Asset Management Company, a Lansing, Michigan based registered investor advisory firm.

Effective August 1, 1998, the Company acquired a 50% equity interest in and agreed to finance certain debt of Mid-State Industrial Services, Inc., which is in the business of selling, leasing, and servicing lift trucks. In addition, the Company acquired in the same quarter a 40% equity interest in a software developer, whose customers primarily are in the light manufacturing and distribution industries.

In the current quarter, the Company made additional investments in its real estate activity as it acquired a 50% investment in LandEquities and Nilson Builders. These companies manage, develop, and build commercial and residential property.

The Company's cash investment in these affiliates totaled approximately $3.5 million.

In October 1998, Maxco sold its 45% equity interest in Strategic Interactive, Inc. to Provant, Inc. for cash and stock. The transaction contains an earn out provision based on the future performance of Strategic Interactive over the next three years that could result in additional compensation to Maxco. The current market price of the Provant stock received in the transaction indicates an unrealized gain of approximately $1.4 million, net of deferred tax at December 31, 1998. This unrealized gain is not included in the accompanying financial statements.

The Company believes that its current financial resources, together with cash generated from operations, and its available resources under its lines of credit will be adequate to meet its cash requirements for the next year.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO 1997

Net sales increased to $29.7 million compared to $24.1 million in last year's third quarter. Third quarter results reflect operating earnings of $840,000 compared to $817,000 for the comparable period in 1997. Net income was $129,000 or $.01 per share assuming dilution compared to last year's $347,000 or $.07 per share assuming dilution.

Sales and operating earnings for the three months ending December 31, 1998 and 1997 by each of the Company's segments were as follows:



                                  Three Months Ended            Three Months Ended
                                  December 31, 1998              December 31, 1997
                            ------------------------------  -------------------------
                                            Operating                  Operating
                                            Earnings                    Earnings
                               Sales         (loss)         Sales        (loss)
                            -----------    -----------    ---------    ----------
                                               (in thousands)

Construction supplies       $16,744       $   467        $11,730       $   626
Heat treating                 9,087         1,035          8,199           651
Packaging products            3,782          (302)         4,074          (177)


The growth in sales for the three months was primarily a result of the $5.0 million increase for the construction supplies segment, as the increase in sales for the heat treating segment was offset by a decline in sales for the packaging products segment.

The growth in net sales at the construction supplies segment for the three months ended was the result of an increase in same branch sales of approximately 18%. In addition, sales for the current period from acquisitions made by Ersco since January 1, 1998, totaled approximately $3.5 million. The same branch sales increase was primarily attributable to additional activity due to an overall strong general construction market fueled in part by increased availability of federal highway repair dollars.

Consolidated gross margin (net sales less cost of sales and operating expenses) for the three months ended December 31, 1998, increased primarily as a result of the overall sales increase, to $6.9 million or 23.3% of sales from $5.7 million or 23.6% of sales.

Selling, general, and administrative expenses increased $980,000 or 23% to $5.2 million from $4.3 million primarily due to additional expenses incurred to support the growth of the Company's construction supplies segment. Selling expenses increased as a result of the increased sales for this segment. Operating costs at a branch opened in the current quarter, as well as those costs at branches acquired since January 1, 1998, also contributed to the increase.

Depreciation and amortization expense for the three months ended December 31, 1998 increased primarily due to the amortization of intangibles and additional depreciation related to the acquisitions at the Company's construction supplies segment.

Operating earnings for the three months were comparable, despite the additional margin from the increased sales level, because of the increase in selling, general, and administrative expenses as well as additional depreciation and amortization expenses for the current year. Operating earnings were also affected by an increase in employee benefit costs at the Company's heat treating segment.

Net interest expense increased in 1998 from the prior year's comparable period due to additional long-term borrowings and reduction in marketable securities, the proceeds of which were used for investments in new affiliates, repurchase of the Company's stock, and additional purchases of property and equipment.

Equity in earnings of affiliates consists of Maxco's share of earnings in less than 50% owned entities. On a consolidated basis, equity in net losses of affiliates, net of tax, was $80,000 for the three months ended December 31, 1998, compared to net losses of $10,000 for the prior year comparable period.


NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO 1997

Net sales increased to $100.9 million compared to $81.3 million in last year's nine month period. The nine month results reflect operating earnings of $4.2 million compared to $5.3 million for the comparable period in 1997. Net income was $1.9 million or $.47 per share assuming dilution compared to last year's $3.1 million or $.81 per share assuming dilution.

Sales and operating earnings for the nine months ending December 31, 1998 and 1997 by each of the Company's segments were as follows:


                                             Nine Months Ended                  Nine Months Ended
                                             December 31, 1998                  December 31, 1997
                                       -------------------------------    -------------------------------
                                                          Operating                          Operating
                                                          Earnings                            Earnings
                                          Sales            (loss)             Sales            (loss)
                                       -------------    --------------    --------------    -------------
                                                                (in thousands)
      Construction supplies              $  62,508            $3,939           $42,364         $  3,356
      Heat treating                         25,746             2,334            24,676            3,106
      Packaging products                    12,443              (560)           13,971              (19)


The growth in sales for the fiscal year was primarily a result of the $20.1 million increase for the construction supplies segment. A modest increase in sales for the heat treating segment was offset by a decline in sales for the packaging products segment.

The growth in net sales at the construction supplies segment for the nine months ended was the result of an increase in same branch sales of approximately 15%, and sales of approximately $14.1 million generated by new Ersco branches in Illinois, Ohio, and Kentucky. The same branch sales increase was primarily attributable to additional activity due to an overall strong general construction market fueled in part by increased availability of federal highway repair dollars.

Consolidated gross margin (net sales less cost of sales and operating expenses) for the nine months ended December 31, 1998, increased, as a result of the overall sales increase, to $21.8 million or 21.6% of sales from $19.6 million or 24.1% of sales. The decline in gross margin percentage was primarily attributable to the construction supplies segment. Gross margin percentage for this segment was lower as a higher portion of their increased sales level was product sales on a direct shipment basis, which generally have a lower margin.

Selling, general, and administrative expenses increased $2.8 million or 22.5% to $15.3 million from $12.5 million. Selling, general, and administrative expenses increased at both the construction supplies and heat treating segments. The increase in selling, general, and administrative expenses for the construction supplies segment was primarily the result of the increase in sales, additional operating costs associated with the newly acquired locations, and wage and other expenses incurred to support the planned growth of this unit.

The increase in selling, general, and administrative expenses by the heat treating segment was caused primarily by increased employee benefit expenses plus higher costs occurred in anticipation of increased sales. The planned sales increase did not occur in part due to a labor strike at one of its major customers as well as delays which occurred in making a new process line operationally efficient.

Depreciation and amortization expense for the nine months ended December 31, 1998 increased primarily due to the amortization of intangibles and additional depreciation related to the acquisitions at the Company's construction supplies segment. Additions of property and equipment by the Company's heat treating and packaging products segments also contributed to the increase in depreciation expense for the nine months.

Operating profit decreased from $5.3 million to $4.2 million primarily as a result of the reduced operating profit for the heat treating segment resulting from the additional selling, general, and administrative costs, and an operating loss of approximately $560,000 which occurred at Maxco's packaging products segment, due to this segment's lower sales and gross margin percentage.

Net interest expense for the nine months increased in 1998 from the prior year quarter due to additional long-term borrowings and reduction in marketable securities, the proceeds of which were used for investments in new affiliates, repurchase of the Company's stock, and additional purchases of property and equipment.

Equity in earnings of affiliates consists of Maxco's share of earnings in less than 50% owned entities. On a consolidated basis, equity in net losses of affiliates, net of tax, was $38,000 for the nine months ended December 31, 1998, compared to net earnings of $193,000 for the prior year comparable period.

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

10.17 Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998 is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.18 Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

27*               Financial Data Schedule

Item 6(b)         Reports on Form 8-K

                  None

*Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAXCO, INC.



Date  February 12, 1999                 \S\ VINCENT SHUNSKY
      -------------------                ---------------------------------------
                                         Vincent Shunsky, Vice President-Finance
                                         and Treasurer (Principal Financial and
                                         Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT NO.             DESCRIPTION
-----------             -----------


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

10.17 Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998 is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.18 Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

27*               Financial Data Schedule

Item 6(b)         Reports on Form 8-K

                  None

*Filed herewith