Form 10-K
period 1999-03-31
MAXCO INC
filed 1999-06-25
CIK 78966

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                            OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                  to
                                     ----------------    --------------

                          Commission File Number 0-2762
                                                 ------

                                   MAXCO, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Michigan                                38-1792842
          --------                                ----------
  (State or other Jurisdiction           (I.R.S. Employer Identification
of Incorporation or Organization)                   Number)

1118 Centennial Way, Lansing, Michigan             48917
--------------------------------------             -----
(Address of principal executive offices)         (Zip Code)

Registrant's Telephone Number, including area code:    (517) 321-3130
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 1999: $12,063,400.

At May 31, 1999, there were outstanding 3,193,195 shares of Registrant's common stock.

                       Documents Incorporated By Reference
                       -----------------------------------

Portions of the annual proxy statement for the year ended March 31, 1999 are incorporated by reference into Part III.

================================================================================

                                   MAXCO, INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS



ITEM                                                                    PAGE
----   -------------------------------------------------------------    -----
 1     Business                                                           3

 2     Properties                                                         7

 3     Legal Proceedings                                                  8

 4     Submission of Matters to a Vote of Security Holders                8

 5     Market for Registrant's Common Equity and Related
       Shareholder Matters                                                8

 6     Selected Financial Data                                            9

 7     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                               10

7A     Quantitative and Qualitative Disclosures About
       Market Risk                                                       14

 8     Financial Statements and Supplemental Data                        14

 9     Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                               14

10     Directors and Executive Officers of the Registrant                14

11     Executive Compensation                                            14

12     Security Ownership of Certain Beneficial Owners
       and Management                                                    14

13     Certain Relationships and Related Transactions                    15

14     Exhibits, Financial Statement Schedules, and Reports
       on Form 8-K                                                       15

       Signatures                                                        17

       List of Financial Statements and Financial
       Statement Schedules                                               18


                                     PART I

ITEM 1 - BUSINESS
Maxco, Inc. ("the Company") is a Michigan corporation incorporated in 1946. Maxco currently operates in three business segments: distribution, heat-treating, and packaging products. Maxco's businesses include Ersco Corporation, a construction supplies company; Atmosphere Annealing Inc., a production metal heat treating service company; and Pak-Sak Industries Inc., which makes polyethylene packaging. Maxco also has investments in three real estate development companies: L/M Associates, LLC, LandEquities Corporation, and Nilson Builders. In addition to real estate, Maxco also has investments in a registered investor advisory firm, three technology-related businesses, two energy-related businesses, and a company in the business of selling, leasing, and servicing lift trucks.

The Company had several notable events occur during the year ended March 31, 1999. Maxco's construction supplies segment purchased a business in the Columbus, Ohio market. In addition, Maxco acquired a one-third interest in Blasen Brogan Asset Management Company, a Lansing, Michigan based registered investor advisory firm; acquired a 50% equity interest in and agreed to finance certain debt of Mid-State Industrial Services, Inc., which is in the business of selling, leasing, and servicing lift trucks; and acquired a 40% equity interest in Foresight Solutions, Inc., a software developer whose customers primarily are in the light manufacturing and distribution industries. The Company also made additional investments in its real estate activity as it acquired a 50% interest in LandEquities and Nilson Builders, companies that manage, develop, and build commercial and residential property.

The Company sold its 45% equity interest in Strategic Interactive, Inc. to Provant, Inc. for cash and approximately 249,000 shares of Provant's stock in October 1998 when Provant acquired 100% of the stock of Strategic Interactive.

Maxco's investment activities during the year ended March 31, 1998 included the following: acquiring a 50% interest in Robinson Oil Company, LLC, which is in the business of acquiring and developing oil and gas interests; and acquiring a 33% interest in AMI Energy, Inc., which is a retail energy marketing and consulting firm.

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

Effective January 1, 1997, Maxco acquired the business and substantially all the assets of Atmosphere Annealing, Inc., a provider of metal heat treating services to midwestern industrial users. This unit employs approximately 400 people at facilities in Lansing, Michigan; Canton, Ohio; and North Vernon, Indiana.

Maxco also made other investments during the year ended March 31, 1997. Effective January 1, 1997, the Company acquired a 50% interest in L/M Associates, a Limited Liability Company (LLC), formed to develop and lease real estate in central Michigan. Effective January 27, 1997, Maxco acquired approximately 7% of the stock of Axson, S.A., a manufacturer of resins and composite materials for advanced applications.

DISTRIBUTION
Ersco Corporation

This unit distributes concrete construction products and accessories, fabricates reinforcing steel and rents concrete forms used in road and commercial building construction. Their products include reinforcing steel rod and mesh, expansion fiber and concrete curing compounds, as well as custom fabrication of steel (rod and mesh) and fiber products used in concrete paving and construction. The geographic market is the Midwest, primarily in Michigan, Illinois, Indiana, Kentucky, Missouri, Ohio and Wisconsin. Warehouses are located in Detroit, Grand Rapids, Saginaw and Traverse City, Michigan; South Bend, Indiana; Louisville, Kentucky; Columbus, Ohio; and Milwaukee, Wisconsin. A sales office is located in metropolitan Chicago, which specializes in product sales to highway contractors on a direct shipment basis from the manufacturers. On April 1, 1999, Ersco acquired a branch location in the St. Louis, Missouri metropolitan area. Competition is intense and larger project orders are secured on a competitive bid basis. During the years ended March 31, 1999, 1998, and 1997, net sales of the construction supplies group were approximately 58%, 49% and 61%, respectively, of consolidated net sales.

This segment is not dependent on any patents, trademarks, licenses, franchises, or concessions and is not dependent upon a single or a few customers, the loss of which would have a significant adverse effect on the segment.

Units of this segment may carry significant amounts of inventory to meet delivery requirements of customers. Inventories of this segment were equivalent to 50 days sales on hand and represented 60% of Maxco's total inventories at March 31, 1999. Credit policies have been established that provide for extension of credit and collection of amounts due. The Company's general policy requires payment within 30 days of invoice date. Adherence to these policies will mean that accounts receivable levels will generally change with volume levels. However, the collection periods may be extended by prior agreement to accommodate customer cash flows. Where applicable, accounts receivables are secured by perfected lien rights and payment bonds.

The volume of the construction supplies unit in the third and fourth quarters is generally lower due to reduced construction activity during the winter months in the unit's market area. Historically, the activities of this segment have generally followed the economic cycles within the respective business unit's market area.

Generally, the distribution segment of the Company does not enter into specific long-term contracts with its customers. As such, no backlog exists for this segment.

HEAT TREATING
Atmosphere Annealing, Inc.

Acquired in January 1997, Atmosphere Annealing, Inc. provides metal heat treating, phosphate coating and bar shearing and sawing services to the cold forming, stamping, forging and casting industries. Its services are sold through Atmosphere's own sales personnel and outside sales representatives, primarily to automotive companies and automotive suppliers. This unit employs approximately 400 people at its facilities in Lansing, Michigan; Canton, Ohio; and North Vernon, Indiana.

Since Atmosphere is a service business, inventory levels for this segment are traditionally small and consist mainly of steel inventory, various lubricants and other materials used in the heat treating, phosphate coating or bar shearing and sawing process. Inventories of this segment represent 9% of Maxco's total inventories at March 31, 1999. In addition to pickup and delivery of consigned inventory by its customers, Atmosphere maintains its own trucks, which are in operation 24 hours a day throughout the Midwest to insure prompt pickup and delivery.

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

The Company's response time to its customer just-in-time requirements does not result in significant backlog for this segment. Company growth is possible by this unit in the future due to its customers' outsourcing of high volume heat treating services. These services are usually outsourced by Atmosphere's customers because of extensive storage requirements, costs, and other issues.

Sales for this unit are fairly consistent throughout the year with the exception of lower volume during model changeovers for its automotive customers in July, and during the winter holiday season. Sales to a single or a few customers are significant to this segment. This segment accounted for approximately 29%, 33%, and 11% of consolidated net sales for the years ended March 31, 1999, 1998, and 1997, respectively.

PACKAGING PRODUCTS
Pak-Sak Industries, Inc.

Pak-Sak Industries, Inc. extrudes polyethylene film and converts it into a variety of polyethylene bags and packaging materials. A smaller portion of the business is the purchase and resale of film products produced by other companies. Manufactured products are both printed and plain. Products are sold primarily throughout the Midwest area by its own sales personnel, manufacturers' representatives, and paper jobbers. Manufacturing facilities are located in Sparta, Michigan.

The customers served by this unit are primarily industrial customers, food packagers, and specialty distributors. This segment's business is primarily affected by changing consumer demands and the general condition of the economy. The business of this segment is relatively stable within the economic cycle of industry in general.

Inventory levels of this segment tend to be in proportion to the level of sales activity. Total inventories of this segment were equivalent to 44 days sales on hand and represented 31% of Maxco's total inventories at March 31, 1999. Credit policies are enforced to help insure that increases in accounts receivable are primarily related to volume increases.

The Company's response time to its customers' just-in-time inventory requirements, which may change on a daily basis, does not result in significant backlog for this segment.

Sales of packaging products to a single customer were not significant to the Company for the years ended March 31, 1999, 1998, and 1997. The segment is not dependent on any patents, trademarks, licenses, franchises or concessions. This segment accounted for approximately 13%, 18% and 28% of consolidated net sales for the years ended March 31, 1999, 1998, and 1997, respectively.

For additional information regarding the Company's industry segments, see Note 12 to "Notes to Consolidated Financial Statements."

INVESTMENT IN REAL ESTATE
Effective January 1, 1997, Maxco acquired a 50% interest in L/M Associates, LLC (L/M), a company formed to develop and lease real estate. L/M has an interest, along with other third party investors, in a real estate portfolio having an aggregate market value of approximately $130 million at March 31, 1999. This portfolio consists of properties located in central Michigan, and includes approximately 70 offices and retail buildings, and more than 235 acres of property zoned for commercial retail development and residential building sites.

In addition, in 1999, the Company made additional investments in related real estate businesses as it acquired a 50% interest in LandEquities Corporation (LandEquities) and Nilson Builders and Associates, Inc. (Nilson).

LandEquities is primarily engaged in construction, management, leasing, and space planning for its clients including the L/M Companies' portfolio. Nilson is a residential homebuilder that constructs custom single family homes as well as pre-designed homes.

The following table details key statistics related to properties in the real estate portfolio of Maxco's joint venture.

                                          Year Ended
                                        March 31, 1999
                             ------------------------------------
                                        (in thousands)

                                                      Under
                                 Leased            Development
                             ----------------    ----------------

Square footage                      665                250

Net rental income                $7,600 (1)

Estimated fair market value     $68,000 (2)        $62,000

Outstanding debt                $47,000            $29,000

Funds from operations           $   773


(1)Includes rents on facilities for less than a full year of occupancy.
(2)Based on appraised value at the time of closing of end financing.

OTHER INVESTMENTS
In addition to its investment in various real estate entities, the Company has other investments in 50% or less owned affiliates.

Medar, Inc. develops, manufactures, and markets microprocessor-based process monitoring and control systems related to resistance welding and optical inspection for use in industrial manufacturing environments. Subsequent to March 31, 1999, Medar agreed to sell its welding division for cash. After the completion of this transaction, which is subject to shareholder approval, Medar will change its name to Integral Vision. The principal application for Integral Vision products will be optical inspection systems. As of March 31, 1999, Maxco's ownership of Medar's Common Stock was approximately 24%.

Investments which were acquired in the current fiscal year include the following: a one-third interest in Blasen Brogan Asset Management Company, a Lansing, Michigan based registered investor advisory firm; a 50% equity interest in Mid-State Industrial Services, Inc., which is in the business of selling, leasing, and servicing lift trucks; and a 40% equity interest in Foresight Solutions, Inc., a software developer, whose customers primarily are in the light manufacturing and distribution industries.

Prior to 1999, Maxco made investments in the following: approximately 7% of the common stock of Axson, S.A., of France, a manufacturer of resins and composite materials for advanced applications; a 33% interest in AMI Energy, Inc., which is a retail energy marketing and consulting firm; and a 50% interest in Robinson Oil Company, LLC, which is in the business of acquiring and developing oil and gas interests.


DISCONTINUED OPERATIONS
Maxco's discontinued operations for the year ended March 31, 1997, included Wright Plastic Products, Inc. a custom plastic injection molder and tool builder; Akemi, Inc., which formulates and compounds polyester and epoxy thermoset plastics; and FinishMaster, Inc. a distributor of automotive paints, coatings and paint-related accessories (see Note 3 to "Notes to Consolidated Financial Statements").

The results of operations for Maxco's discontinued operations are reported separately in the accompanying financial statements.

RESEARCH AND DEVELOPMENT
Expenditures on research activities related to development or improvement of products were not significant.

MAJOR CUSTOMERS
No sales to any single customer exceeded 10% of consolidated sales for 1999, 1998, or 1997.

ENVIRONMENTAL FACTORS
Compliance by Maxco and its subsidiaries with environmental protection laws had no material effect upon capital expenditures, earnings or competitive position.

EMPLOYEES
At March 31, 1999, Maxco and its wholly owned subsidiaries employed approximately 700 full time employees in its continuing operations.

EXPORT SALES AND FOREIGN OPERATIONS
The Company and its subsidiaries had no foreign operations or material export sales during the years ended March 31, 1999, 1998, or 1997.

ITEM 2 - PROPERTIES
The following table provides information relative to the principal properties owned or leased by the Company and its subsidiaries as of March 31, 1999. The Company considers its facilities to be in good operating condition.


                                                          OWNED/
LOCATION                 APPROXIMATE SIZE                 LEASED           USE
--------                 ----------------                 ------           ---

                                            DISTRIBUTION
                                            ------------
Ersco Corporation
-----------------
Okemos, MI                 7,300 sq ft                    Leased           Administrative offices
Southfield, MI            24,000 sq ft                    Leased           Warehouse and distribution
Saginaw, MI               15,000 sq ft                    Leased           Warehouse and distribution
Traverse City, MI          7,800 sq ft                    Leased           Warehouse and distribution
Wyoming, MI                7,500 sq ft                    Leased           Warehouse and distribution
Mishawaka, IN             21,200 sq ft on 1.3 acres       Owned(A)         Warehouse and distribution
Chicago, IL                1,850 sq ft                    Leased           Direct highway sales office
Louisville, KY            11,400 sq ft                    Leased           Warehouse and distribution
Columbus, OH               9,000 sq ft                    Leased           Warehouse and distribution
Brookfield, WI            15,000 sq ft on 1.6 acres       Owned(A)         Warehouse and
                                                                                administrative offices
Brookfield, WI             5,900 sq ft on .75 acres       Owned(A)         Held for sale

                                               HEAT TREATING
                                               -------------
Atmosphere Annealing, Inc.
--------------------------
Lansing, MI               145,000 sq ft                   Leased           Plant and administrative offices
Lansing, MI                58,000 sq ft                   Leased           Heat treating plant
Canton, OH                160,000 sq ft on 8 acres        Owned(A)         Heat treating plant
N. Vernon, IN              88,000 sq ft on 6 acres        Owned(A)         Heat treating plant

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

-------------------------------------------------
(A)Subject to a mortgage

Expiration dates of leases relative to the Company's principal properties range from 1999 to 2005. Leases expiring within 12 months are expected to be renewed at substantially the same terms as the present leases.

ITEM 3 - LEGAL PROCEEDINGS
None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS Maxco's common stock trades on the Nasdaq Stock Market under the symbol MAXC. The approximate number of record and beneficial holders of Maxco's common stock at May 31, 1999 was 1,500.

The range of high and low sales prices for the last two years as reported by NASDAQ were:


     YEAR           QUARTER ENDED              HIGH              LOW
     ----           -------------              ----              ---
     1997       March 31                     7-3/4             6-1/4
                June 30                      8                 6-1/8
                September 30                 11-1/2            7
                December 31                  12-1/2            9

     1998       March 31                     11-1/2            7-1/2
                June 30                      10-1/4            7
                September 30                 9-3/8             7-1/4
                December 31                  9                 6

     1999       March 31                     8-3/4             5-1/2

No cash dividends on common stock have been paid during any period.

ITEM 6 - SELECTED FINANCIAL DATA


                                                            Year Ended March 31,
                                          1999         1998          1997            1996          1995
                                                    (in thousands, except share data)
                                        ------------------------------------------------------------------

Net sales                               $124,732     $102,544       $74,277         $59,330        $55,850

Income (loss) from continuing
  operations before equity in
  earnings of affiliates(1)                1,183        2,784         1,482          (1,098)         1,646

Equity in earnings (loss) of
  affiliates, net of deferred tax           (395)      (1,373)         (250)         (1,501)           438

Income (loss) from continuing
  operations                                 788        1,411         1,232          (2,599)         2,084

Income (loss) from discontinued
  operations(2)(4)                                                   21,322             (94)         2,034

Net income (loss)(1)(2)                      788        1,411        22,554          (2,693)         4,118

Net income (loss) per share:(3)
  Continuing operations                      .12          .30           .26            (.66)           .43
  Discontinued operations                                              5.20            (.02)           .43

Net income (loss) per share             $    .12     $    .30       $  5.46         $  (.68)     $     .86

AT MARCH 31:

Total assets                            $ 85,430     $ 76,055       $68,161         $57,531      $  48,148

Long-term obligations
     (net of current maturities)          32,856       27,698        16,027          26,815         15,369

Working capital                            9,858        9,232         7,402          31,551         24,138


NOTES

(1) Includes a $3.1 million pre-tax gain from subsidiary stock transactions for the years ended March 31, 1995.

(2) Includes a $35.2 million pre-tax gain for the year ended March 31, 1997, from the sale of FinishMaster stock.

(3) Earnings per share amounts assume dilution for all years presented.

(4) See Note 3 to "Notes to Consolidated Financial Statements".

No cash dividends on common stock have been paid during any period.

The above selected financial data should be read in conjunction with the consolidated financial statements, which appear in Part II, Item 8 of this report.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the major elements relating to Maxco's financial and operating results for 1999 compared with 1998, and 1998 compared with 1997. The comments that follow should be read in conjunction with Maxco's Consolidated Financial Statements and related notes, contained in Part II, Item 8 of this report.

RESULTS OF OPERATIONS
1999 VERSUS 1998
Net sales increased to $124.7 million in 1999 compared to $102.5 million in 1998. Operating earnings were $3.0 million in 1999 compared to $5.3 million for the comparable period in 1998. Net income was $788,000 or $.12 per share assuming dilution compared to last year's $1.4 million or $.30 per share assuming dilution.

Sales and operating earnings for the years ending March 31, 1999 and 1998 by each of the Company's segments were as follows:


                                  Year Ended               Year Ended
                                 March 31, 1999          March 31, 1998
                            --------------------      ---------------------
                                        Operating                 Operating
                                         Earnings                  Earnings
                            Sales         (loss)      Sales         (loss)
                            -----         ------      -----         ------
                                            (in thousands)
 Construction supplies     $72,440       $2,538      $50,677        $2,819
 Heat treating              35,700        3,434       33,328         4,452
 Packaging products         16,251       (1,006)      18,200          (431)

The growth in sales in 1999 was primarily a result of the $21.8 million increase for the construction supplies segment. An increase in sales for the heat-treating segment was offset by a decline in sales for the packaging products segment.

The growth in net sales at the construction supplies segment was the result of an increase in same branch sales of approximately 13%, and sales of approximately $15.5 million generated by new Ersco branches in Illinois, Ohio, and Kentucky. The same branch sales increase was primarily attributable to additional activity due to an overall strong general construction market fueled in part by increased availability of federal highway repair dollars.

Consolidated gross margin (net sales less cost of sales and operating expenses) increased as a result of the overall sales increase, to $27.3 million or 21.9% of sales from $24.8 million or 24.2% of sales. The decline in gross margin percentage was primarily attributable to the construction supplies segment. Gross margin percentage for this segment was lower as a higher portion of their increased sales level was product sales on a direct shipment basis, which generally have a lower gross margin than sales from inventory.

Selling, general, and administrative expenses increased $3.9 million or 22.7% to $20.9 million from $17.0 million. Selling, general, and administrative expenses increased at both the construction supplies and heat treating segments. The increase in selling, general, and administrative expenses for the construction supplies segment was primarily the result of the increase in sales, additional operating costs associated with the newly acquired locations, and wage and other expenses incurred to support the planned growth of this unit. Operating earnings for this segment were affected by the timing of the acquisition of the Company's branch in Columbus, Ohio and the startup of its Louisville, Kentucky branch. Since these locations began operations at the end of the traditional construction season, they were unable to adequately cover their expense levels due to limited sales volume during the winter months. In addition, the severity of the winter, especially in January 1999, affected this units sales levels in the fourth quarter of the fiscal year. The increase in selling, general, and administrative expenses by the heat-treating segment was caused primarily by increased employee benefit expenses plus higher costs incurred in anticipation of increased sales. The planned sales increase did not occur in part due to a labor strike at one of its major customers as well as delays which occurred in making a new process line operationally efficient.

Depreciation and amortization expense increased primarily due to the amortization of intangibles and additional depreciation related to the acquisitions at the Company's construction supplies segment. Additions of property and equipment by the Company's heat-treating and packaging products segments also contributed to the increase in depreciation expense for the year.

Operating profit decreased from $5.3 million to $3.0 million primarily as a result of the reduced operating profit for the heat treating segment that resulted from the additional selling, general, and administrative costs; an operating loss of approximately $1.0 million which occurred at Maxco's packaging products segment, due to this segment's lower sales and gross margin percentage; and additional state tax expense in the current year because tax benefits used in the prior year were not available at the same level in 1999.

Net interest expense increased in 1999 from the prior year due to additional long-term borrowings and a reduction in marketable securities, the proceeds of which were used for investments in new affiliates, repurchase of the Company's stock, and additional purchases of property and equipment.

Equity in net loss of affiliates consists of Maxco's share of the operating results of 50% or less owned entities. On a consolidated basis, equity in net loss of affiliates, net of tax, was $395,000 for the year ended March 31, 1999, compared to $1.4 million for the prior year comparable period.

Federal income tax expense in 1999 differs from the amount computed by applying statutory rates due primarily to a prior year tax adjustment.

1998 VERSUS 1997
Net sales from continuing operations increased to $102.5 million in 1998, compared to $74.3 million for 1997. Operating earnings were $5.3 million in 1998, compared to $2.4 million for 1997. Results for 1998 reflect income from continuing operations of $1.4 million compared to $1.2 million for the comparable period in 1997. Net income was $1.4 million or $.30 per diluted share in 1998 compared to $22.6 million or $5.46 per diluted share in 1997. Income from discontinued operations for 1997 included a $22.0 million gain from the sale of FinishMaster.

Sales and operating earnings for the years ended March 31, 1998 and 1997 by each of the Company's segments were as follows:


                                   Year Ended                  Year Ended
                                 March 31, 1998              March 31, 1997
                            -----------------------      ---------------------
                                          Operating                   Operating
                                           Earnings                    Earnings
                              Sales        (loss)         Sales         (loss)
                            --------       -------       -------       --------
                                              (in thousands)
  Construction supplies      $50,677        $2,819       $45,577       $1,954
  Heat treating               33,328         4,452         8,254        1,201
  Packaging products          18,200          (431)       19,991          645

The sales growth in 1998 was due to an increase in sales of approximately $5.0 million at the construction supplies unit, and the inclusion of sales for a full year for Atmosphere Annealing, acquired in January 1997. Sales at Pak-Sak declined from the 1997 level. Sales growth for the construction supplies unit reflects higher construction activity in the Company's market areas, the inclusion of sales in the Illinois market as a result of acquisitions made by Ersco in January 1998, and increased same branch sales.

Consolidated gross margin (net sales less cost of sales and operating expenses) increased to $24.8 million or 24.2% of sales from $14.8 million or 20.0% of sales. The inclusion of gross margin generated at Atmosphere Annealing for an entire year was the primary reason for the increase in gross margin and gross margin percentage. An increase in gross margin at the construction supplies segment was offset by a decrease in gross margin at the packaging products segment.

Selling, general, and administrative expenses increased $6.0 million or 55.0% to $17.0 million from $11.0 million. The increase was primarily attributable to the inclusion of selling, general, and administrative expenses at Atmosphere Annealing for an entire year. An increase in selling, general, and administrative expenses at the construction supplies segment was partially offset by a decrease in selling, general, and administrative expenses at the packaging products segment.

Depreciation and amortization expense increased $1.1 million or 76.7% to $2.5 million from $1.4 million. The increase was primarily attributable to the inclusion of an entire year of depreciation and amortization for Atmosphere Annealing. Additions of property and equipment by the Company's heat-treating and packaging products segments also contributed to the increase in depreciation expense for the year.

The improved operating earnings in 1998 over the comparable period of 1997 were due to increased earnings at Ersco, and the inclusion of operating earnings generated by Atmosphere Annealing for the entire year. Operating earnings at the construction supplies unit increased because of the higher sales level and a higher gross margin percentage in 1998. Operating earnings were negatively impacted, however, during this period as a result of Pak-Sak's lower sales and lower gross margin percentage, which caused Pak-Sak to have an operating loss for the year.

Net interest expense increased in 1998 from the prior year due to additional long-term borrowings, the proceeds of which were used for investments in the Company's affiliates, repurchases of the Company's stock, and additional purchases of property and equipment.

Maxco's equity in the net loss of affiliates increased in 1998 due to increased losses at Medar during the period. For the quarter ended March 31, 1998, Medar reported a loss of $9.9 million resulting primarily from the write-off of previously capitalized software and other product line restructuring charges. As a result, Maxco reported a charge of $1.6 million, net of deferred tax, as its share of these losses.

LIQUIDITY AND SOURCES OF CAPITAL
Maxco continued to strengthen its financial condition through operations as net cash provided by operating activities generated $4.2 million in 1999. The cash generated from operating activities, proceeds from the redemption of marketable securities, and the sale of investments were invested in long-term value opportunities.

Operating activities for 1999 generated cash primarily due to the Company's income from continuing operations of $788,000 and non-cash charges of approximately $4.0 million in the current year. The changes in working capital items resulted primarily from the continuous growth of the construction supplies segment.

The Company used cash for investing activities with the purchase of a business by its construction supplies segment, investments in various 50% or less owned affiliates, and the acquisition of property and equipment. Specifically, during the period, Maxco acquired a one-third interest in Blasen Brogan Asset Management Company, a Lansing, Michigan based registered investor advisory firm; a 50% equity interest in and agreed to finance certain debt of Mid-State Industrial Services, Inc., which is in the business of selling, leasing, and servicing lift trucks; a 40% equity interest in Foresight Solutions, a software developer, whose customers primarily are in the light manufacturing and distribution industries; and a 50% interest in LandEquities and Nilson Builders, which are in the business of managing, developing, and building commercial and residential property.

Cash used in investing activities was partially offset by cash generated from the sale of marketable securities and the sale of the Company's interest in Strategic Interactive to Provant, Inc. (see Note 10) for cash and stock. The transaction contains an earn out provision based on the future performance of Strategic Interactive over the next three years that could result in additional compensation to Maxco. The current market price of the Provant stock received in the sale of Strategic Interactive indicates an unrealized gain of approximately $802,000, net of deferred tax, at March 31, 1999. As the Company is restricted from selling the Provant stock for more than one year, in accordance with FASB 115 regarding restrictive securities, this unrealized gain is not included in the accompanying financial statements.

Net cash provided by financing activities during the year consisted primarily of proceeds from long-term obligations, offset by repayments on long-term obligations and the acquisition and retirement of common stock. The Company has lines of credit totaling $27 million of which approximately $10.0 million was available at March 31,1999. The lines of credit consisted of a $12 million unsecured facility (increased to $15.0 million in June 1999), a $5.0 million facility secured by the assets at Atmosphere, and a $10 million acquisition line for Ersco acquisitions.

In fiscal 1999, the Company repurchased 140,415 shares of its common stock for approximately $1.1 million.

At March 31, 1999, the 2,130,605 shares of Medar common stock that Maxco owns had an aggregate market value of approximately $3.5 million. Maxco's investment in Medar is reflected in Maxco's financial statements under the equity method for all periods presented as the Company owns greater than 20% of Medar's outstanding stock.

Maxco believes that its current financial resources, together with cash generated from operations and its available resources under its lines of credit, will be adequate to meet its cash requirements for the next year.

Additionally, the Company believes the value that has been created in its portfolio of investments could provide additional resources for the Company if needed.

SEASONAL AND QUARTERLY FLUCTUATIONS
The following table sets forth consolidated operating data for each of the eight quarters ended March 31, 1999. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management's opinion, includes all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                                             Quarter Ended
                                                    Fiscal 1999                                         Fiscal 1998
                                       ---------------------------------------------     ------------------------------------------
                                       6/30/98     9/30/98     12/31/98      3/31/99     6/30/97    9/30/97    12/31/97     3/31/98
                                       -------     -------     --------      -------     -------    -------    --------     -------
                                                                (in thousands, except per share data)
Net sales                             $ 35,696    $ 35,553     $ 29,697     $ 23,786    $ 27,839    $ 29,342   $ 24,091    $ 21,272

Gross margin                             7,488       7,407        6,934        5,500       6,913       6,998      5,686       5,240

Equity in earnings (loss) of
affiliates, net of deferred tax(1)         130         (88)         (80)        (357)        101         102        (10)     (1,566)

Net income (loss)                        1,128         609          129       (1,078)      1,325       1,432        347      (1,693)

Net income (loss) per common
   share:                             $    .31    $    .15     $    .01     $   (.37)   $    .35    $    .38   $    .07        (.54)
                                      ========    ========     ========     ========    ========    ========   ========    ========



* The sum of the quarterly net income per share amounts may not equal the annual amounts reported. Net income per share is computed independently for each quarter and the full year and is based on the respective weighted average common shares outstanding.

(1) The quarter ended March 31, 1998 includes a loss of $1.6 million from Maxco's 24% equity in Medar, net of deferred tax.

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

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company is evaluating and managing the risks and costs associated with this problem and is substantially completed with its assessment, remediation and testing. Management estimates total pretax costs relating to the Year 2000 Issue to be approximately $200,000. Approximately 95% of these costs were incurred through May 31, 1999 and the remaining costs are expected to be incurred through September 1999.

The Company believes its planning efforts are adequate to address the Year 2000 Issue and that its greatest risks in this area are primarily those that it cannot directly control, including the readiness of its major suppliers, customers and service providers. Failure on the part of any of these entities to timely remediate their Year 2000 Issues could result in disruptions in the Company's supply of materials, disruptions in its customers' ability to conduct business and interruptions to the Company's daily operations. Management believes that its exposure to third party risk may be minimized to some extent because it does not rely significantly on any one supplier or customer. There can be no guarantee, however, that the systems of other third parties on which the Company's systems and operations rely will be corrected on a timely basis and will not have a material adverse effect on the Company.

The Company has been contacting its major suppliers, customers and service providers regarding their Year 2000 Issues. However, the Company does not currently have adequate information to assess the risk of these entities not being able to provide goods and services to the Company. However, because the Company believes this area is among its greatest risks, as information is received and evaluated, the Company intends to develop contingency plans, as deemed necessary, to safeguard its ongoing operations. Such contingency plans may include identifying alternative suppliers or service providers, stockpiling certain inventories if alternative sources of supply are not available, evaluating the impact and credit worthiness of non-compliant customers and the addition of lending capacity if deemed necessary to finance higher levels of inventory or working capital on an interim basis.

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

NEW FINANCIAL ACCOUNTING PRONOUNCEMENT
The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 is effective for fiscal years beginning after December 31, 1999. The Company expects to adopt the new statement effective April 1, 2000. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. The Company has not evaluated the potential effect the adoption of this statement will have on its results of operations or financial condition.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK The Company's variable interest expense is sensitive to changes in the general level of United States interest rates. Some of the Company's interest expense is fixed through long-term borrowings to mitigate the impact of such potential exposure. Additionally, the Company entered into an interest rate swap agreement based on a notional amount of $5.0 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate long-term borrowings of $29.5 million at March 31, 1999. A 1% increase from the prevailing interest rates at March 31, 1999 on the unhedged variable rate portion of the Company's long-term borrowings would increase interest expense by $246,000 based on principal balances at March 31, 1999.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The response to this item is submitted in a separate section of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of March 31, 1999.

ITEM 11 - EXECUTIVE COMPENSATION
Item 11 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of March 31, 1999.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 12 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of March 31, 1999.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 13 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of March 31, 1999.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)--The response to this portion of Item 14 is submitted as a separate section of this report.
(3)  Listing of Exhibits


     Exhibit Number
     --------------
          3      Restated Articles of Incorporation are hereby incorporated by reference from Form 10-Q dated February 13, 1998.
          3.1    By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).
          4.2    Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991
                 (File No. 33-43855).
          4.3    Resolution authorizing the redemption of Series Two
                 Preferred Stock, establishing Series Four Preferred Stock
                 and the terms of the subordinated notes is hereby
                 incorporated by reference from Form 10-Q dated February 14,
                 1997.
          4.4    Resolution establishing Series Five Preferred Shares is
                 hereby incorporated by reference from Form 10-K dated June
                 5, 1997.
          4.5    Resolution establishing Series Six Preferred Shares.
          10.1   Incentive stock option plan adopted August 15, 1983,
                 including the amendment (approved by shareholders August
                 25, 1987) to increase the authorized shares on which
                 options may be granted by two hundred fifty thousand
                 (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by
                 reference from the annual report on Form 10-K for the
                 fiscal year ended March 31, 1988.
          10.8   Stock Purchase Agreement (sale of FinishMaster, Inc.)
                 effective July 9, 1996, is hereby incorporated by reference from registrants Form 10-K dated June 18, 1996.
          10.9   Asset Purchase Agreement - Wright Plastic Products, Inc. is
                 hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.
          10.10  Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996, is hereby
                 incorporated by reference from registrants Form 10-Q dated
                 November 14, 1996.
          10.11  Asset purchase agreement for the purchase of Atmosphere
                 Annealing, Inc. is hereby incorporated by reference from
                 registrants Form 8-K dated January 17, 1997.
          10.12  Asset Purchase Agreement - Axson North America Inc. is
                 hereby incorporated by reference from registrants Form 10-Q dated February 14, 1997.
          10.13  Loan agreement between Michigan Strategic Fund and
                 Atmosphere Annealing, Inc. is hereby incorporated by
                 reference from registrants Form 10-Q dated February 13,
                 1998.
          10.14  Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by
                 reference from registrants Form 10-Q dated February 13,
                 1998.
          10.15  First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated
                 June 24, 1998.
          10.16  Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998, is hereby incorporated by reference from Form 10-K dated
                 June 24, 1998.
          10.17  Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24,
                 1998, is hereby incorporated by reference from Form 10-Q
                 dated November 12, 1998.
          10.18  Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12,
                 1998.


          10.19  Fourth amendment to amended and restated loan agreement between
                 Comerica Bank and Maxco, Inc. dated June 22, 1999.
          21     Subsidiaries of the Registrant
          23     Consent of Independent  Auditors  (Form S-8 filed June 2, 1992
                 - File No.  33-48351 and Form S-8 filed November 19, 1998 -
                 File No. 333-67539).
          27     Financial Data Schedules

(b)  Reports on Form 8-K:
     None
(c)  Exhibits
       - Resolution establishing Series Six Preferred Shares.
       - Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999.
       - Subsidiaries of the Registrant
       - Consent of Independent Auditors
       - Financial Data Schedules
(d)  Financial Statement Schedules
     The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date   June 23, 1999               MAXCO, INC.
     -----------------------
                                   By /S/ VINCENT SHUNSKY
                                     -------------------------------------------
                                   Vincent Shunsky, Vice President of Finance
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /S/ MAX A. COON      06/23/99      President (Principal Executive Officer) and
------------------------------      Director
Max A. Coon           Date


 /S/ VINCENT SHUNSKY  06/23/99      Vice President of Finance and Treasurer
------------------------------      (Principal Financial and Accounting Officer)
Vincent Shunsky       Date          and Director


 /S/ ERIC L. CROSS    06/23/99      Director
------------------------------
Eric L. Cross         Date


 /S/CHARLES J. DRAKE  06/23/99      Director
------------------------------
Charles J. Drake      Date


 /S/JOEL I. FERGUSON  06/23/99      Director
------------------------------
Joel I. Ferguson      Date


 /S/ RICHARD G. JOHNS 06/23/99      Director
------------------------------
Richard G. Johns      Date


 /S/J. MICHAEL WARREN 06/23/99      Director
------------------------------
J. Michael Warren     Date

/S/ MICHAEL W. WISTI  06/23/99      Director
------------------------------
Michael W. Wisti      Date

 /S/ANDREW S. ZYNDA   06/23/99      Director
------------------------------
Andrew S. Zynda       Date

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a)(1) AND (2), (c), AND (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                            YEAR ENDED MARCH 31, 1999

                                   MAXCO, INC.

                                LANSING, MICHIGAN

FORM 10-K--ITEM 14(a)(1) AND (2)

MAXCO, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements of Maxco, Inc. and subsidiaries are included in Item 8:

  Consolidated balance sheets--March 31, 1999 and 1998 ..................... 21

  Consolidated statements of operations--Years ended March 31, 1999,
  1998, and 1997 ........................................................... 22

  Consolidated statements of stockholders' equity--Years ended March 31,
  1999, 1998, and 1997 ..................................................... 23

  Consolidated statements of cash flows--Years ended March 31,
  1999, 1998, and 1997 ....................................................  24

  Notes to consolidated financial
  statements--March 31, 1999 ..............................................  25




The following consolidated financial statement schedule of Maxco, Inc. and subsidiaries is included in Item 14(d):

  Schedule II--Valuation and qualifying accounts and reserves .............  36

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  Financial statements of the Registrant's discontinued operation
  (FinishMaster, Inc.), are hereby incorporated by reference from the FinishMaster, Inc. Form 10-K for the year ended March 31, 1996, as filed with the Securities and Exchange Commission (SEC File Number 000-23222).

  Financial statements of the Registrant's significant unconsolidated affiliate (Medar, Inc.) are hereby incorporated by reference from the Medar, Inc. Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission (SEC File Number 0-12728).

REPORT OF INDEPENDENT AUDITORS





Board of Directors and Stockholders
Maxco, Inc.


We have audited the consolidated balance sheets of Maxco, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxco, Inc. and subsidiaries at March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                           /S/ ERNST & YOUNG LLP








Detroit, Michigan
May 28, 1999

CONSOLIDATED BALANCE SHEETS

MAXCO, INC. AND SUBSIDIARIES


                                                                                                March 31,
                                                                                          1999              1998
                                                                                      ------------- --- -------------
                                                                                              (in thousands)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                           $  1,122          $  1,040
     Marketable securities                                                                                      400
     Accounts receivable, less allowance of
         $558,000 in 1999 and $565,000 in 1998                                             19,814            16,280
     Inventories--Note 1                                                                    5,010             3,579
     Prepaid expenses and other                                                               608               303
                                                                                      -------------     -------------
                                                        TOTAL CURRENT ASSETS               26,554            21,602
MARKETABLE SECURITIES - LONG TERM--Notes 1 & 2                                              2,501             7,657
PROPERTY AND EQUIPMENT
     Land                                                                                     732               732
     Buildings                                                                             11,152            10,553
     Machinery, equipment, and fixtures                                                    30,814            20,854
                                                                                      -------------     -------------
                                                                                           42,698            32,139
     Allowances for depreciation                                                          (10,799)           (8,321)
                                                                                      -------------     -------------
                                                                                           31,899            23,818
OTHER ASSETS
     Investments--Notes 4 and 10                                                           16,144            15,842
     Notes and contracts receivable and other                                               3,996             3,056
     Intangibles--Note 1                                                                    4,336             2,992
     Restricted cash for acquisition of equipment - Note 1                                                    1,088
                                                                                      -------------     -------------
                                                                                           24,476            22,978
                                                                                      -------------     -------------
                                                                                          $85,430           $76,055
                                                                                      =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                                                                      $     226         $     226
     Accounts payable                                                                      10,489             6,568
     Employee compensation                                                                  2,192             2,058
     Taxes, interest, and other liabilities                                                 1,726             2,028
     Current maturities of long-term obligations                                            2,063             1,490
                                                                                      -------------     -------------
                                                        TOTAL CURRENT LIABILITIES          16,696            12,370
LONG-TERM OBLIGATIONS, less current maturities--Note 5                                     32,856            27,698
DEFERRED INCOME TAXES--Note 9                                                               1,734             1,180
STOCKHOLDERS' EQUITY--Notes 6 and 7
     Preferred stock:
         Series Three: 10% cumulative callable, $60 face value;
              14,876 shares issued and outstanding                                            683               690
         Series Four:  10% cumulative callable, $51.50 face value;
              46,414 shares issued and outstanding                                          2,390             2,390
         Series Five:  10% cumulative callable, $120 face value;
              6,648 shares issued and outstanding                                             798               802
         Series Six:  10% cumulative callable, $160 face value;
              20,000 shares authorized, issued - none
     Common stock, $1 par value; 10,000,000 shares authorized,
         3,219,995 shares (1998--3,307,910 shares) issued and outstanding                   3,220             3,308
     Accumulated other comprehensive income                                                     9                47
     Retained earnings                                                                     27,044            27,570
                                                                                      -------------     -------------
                                                                                           34,144            34,807
                                                                                      -------------     -------------
                                                                                          $85,430           $76,055
                                                                                      =============     =============


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

MAXCO, INC. AND SUBSIDIARIES


                                                                                         Year Ended March 31,
                                                                              1999               1998               1997
                                                                          ------------     --------------     ---------------
                                                                                  (in thousands except per share data)
Net sales                                                                     $124,732           $102,544             $74,277
Costs and expenses:
     Cost of sales and operating expenses                                       97,403             77,707              59,430
     Selling, general and administrative                                        20,919             17,044              10,997
     Depreciation and amortization                                               3,395              2,481               1,404
                                                                          ------------     --------------     ---------------
                                                                               121,717             97,232              71,831
                                                                          ------------     --------------     ---------------
                                         OPERATING EARNINGS                      3,015              5,312               2,446

Other income (expense):
     Investment income                                                             837              1,048               1,209
     Interest expense                                                           (2,403)            (2,114)             (1,381)
                                                                          ------------     --------------     ---------------
                                                                                (1,566)            (1,066)               (172)
                                                                          ------------     --------------     ---------------
                               INCOME FROM CONTINUING OPERATIONS BEFORE
                                        FEDERAL INCOME TAXES AND EQUITY
                                              IN NET LOSS OF AFFILIATES          1,449              4,246               2,274
Federal income tax expense--Note 9                                                 266              1,462                 792
                                                                          ------------     --------------     ---------------
                               INCOME FROM CONTINUING OPERATIONS BEFORE
                                       EQUITY IN NET LOSS OF AFFILIATES          1,183              2,784               1,482
Equity in net loss of affiliates, net of
     deferred tax--Notes 4, 9 and 10                                              (395)            (1,373)               (250)
                                                                          ------------     --------------     ---------------
                                      INCOME FROM CONTINUING OPERATIONS            788              1,411               1,232
Loss from discontinued operations--Note 3                                                                                (670)
Gain from disposal of discontinued operations,
     net of tax--Note 3                                                                                                21,992
                                                                          ------------     --------------     ---------------
                                                  NET INCOME                       788              1,411              22,554

Less preferred stock dividends                                                    (409)              (390)               (236)
                                                                          ------------     --------------     ---------------
                                               NET INCOME APPLICABLE
                                                   TO COMMON STOCK         $       379     $        1,021          $   22,318
                                                                          ============     ==============     ===============
NET INCOME PER COMMON SHARE - Basic-
 Note 13
     Continuing operations                                                 $       .12     $          .30          $      .26
     Discontinued operations                                                                                             5.54
                                                                          ------------     --------------     ---------------
                                                                           $       .12     $          .30          $     5.80
                                                                          ============     ==============     ===============
NET INCOME PER COMMON SHARE - Assuming dilution -
 Note 13
     Continuing operations                                                 $       .12     $          .30          $      .26
     Discontinued operations                                                                                             5.20
                                                                          ------------     --------------     ---------------
                                                                           $       .12     $          .30          $     5.46
                                                                          ============     ==============     ===============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

MAXCO, INC. AND SUBSIDIARIES


                                                                                     Accumulated
                                                                        Additional     Other
                                           Preferred      Common         Paid-in    Comprehensive   Retained
                                             Stock         Stock         Capital       Income       Earnings       Totals
                                           --------      --------       --------      --------      --------      --------
                                                                                       (in thousands)
Balances at April 1, 1996                  $  1,654      $  4,227      $    686                     $ 12,759      $ 19,326

     Net income for the year                                                                          22,554        22,554
     Net unrealized loss on marketable
          securities                                                                       (68)                        (68)
                                                                                                                  --------
       Total Comprehensive Income                                                                                   22,486
     Preferred stock dividends                                                                          (236)         (236)
     Exercise of stock options for
          78,000 shares                                        78                                          1            79
     Issuance of preferred stock              1,490          (140)                                    (1,932)         (582)
     Redemption of preferred stock              (38)                                                      (1)          (39)
     Acquisition and retirement of
          647,762 shares                                     (647)         (686)                      (4,722)       (6,055)
                                           --------      --------       -------       --------      --------      --------
Balances at March 31, 1997                    3,106         3,518                          (68)       28,423        34,979

     Net  income for the year                                                                          1,411         1,411
     Net unrealized gain on marketable
          securities                                                                       115                         115
                                                                                                                  --------
       Total Comprehensive Income                                                                                    1,526
     Preferred stock dividends                                                                          (390)         (390)
     Exercise of stock options for
          25,000 shares                                        25                                         10            35
     Acquisition and retirement of
          132,900 shares                                     (133)                                    (1,123)       (1,256)
     Redemption of preferred stock              (36)                                                      (1)          (37)
     Conversion of common stock to
            preferred stock                     812          (102)                                      (760)          (50)
                                           --------      --------       -------       --------      --------      --------
Balances at March 31, 1998                    3,882         3,308                           47        27,570        34,807

     Net  income for the year                                                                            788           788
     Net unrealized loss on marketable
          securities                                                                       (38)                        (38)
                                                                                                                  --------
       Total Comprehensive Income                                                                                      750
     Preferred stock dividends                                                                          (409)         (409)
     Exercise of stock options for
          52,500 shares                                        52                                         20            72
     Acquisition and retirement of
          140,415 shares                                     (140)                                      (925)       (1,065)
     Redemption of preferred stock              (11)                                                                   (11)
                                           --------      --------       -------       --------      --------      --------
BALANCES AT MARCH 31, 1999                 $  3,871      $  3,220                     $      9      $ 27,044      $ 34,144
                                           ========      ========       =======       ========      ========      ========






     See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MAXCO, INC. AND SUBSIDIARIES

                                                                                          Year Ended March 31,
                                                                                 1999             1998            1997
                                                                              ---------------------------------------------
                                                                                           (in thousands)
OPERATING ACTIVITIES
     Net Income                                                                $     788         $  1,411         $22,554
     Income from discontinued operations                                                                          (21,322)
                                                                              ------------     ------------    ------------
     Income from continuing operations                                               788            1,411           1,232
     Adjustments to reconcile net income to net cash provided
        by operating activities:
           Depreciation                                                            2,930            2,240           1,291
           Amortization                                                              465              241             113
           Equity in net loss of affiliates                                          395            1,373             250
           Deferred federal income taxes                                             461             (688)            608
           Changes in operating assets and liabilities
                of continuing operations:
                 Accounts receivable                                              (2,224)          (3,496)         (2,842)
                 Inventories                                                      (1,096)              88              62
                 Prepaid and other                                                  (305)             (34)            315
                 Accounts payable and other current liabilities                    2,828              612           1,604
                                                                              ------------     ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          4,242            1,747           2,633

INVESTING ACTIVITIES
     Payment received on note receivable                                                            3,443
     Sale of subsidiaries                                                                                          41,671
     Sale of investment                                                            2,160
     Purchase of businesses                                                       (2,700)            (468)         (3,184)
     Purchases of property and equipment                                          (9,198)          (7,474)         (1,516)
     Investment in affiliates                                                     (3,961)          (6,452)         (6,890)
     Net proceeds from (investment in) marketable securities                       5,491            2,881         (10,847)
     Other                                                                            74              190             427
                                                                              ------------     ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               (8,134)          (7,880)         19,661

FINANCING ACTIVITIES
     Restricted cash for acquisition of equipment                                  1,088           (1,088)
     Proceeds from long-term obligations                                           6,517           13,724           4,876
     Repayments on long-term obligations                                          (2,218)          (5,375)        (20,045)
     Proceeds from exercise of stock options                                          72               35              79
     Dividends paid on preferred stock                                              (409)            (390)           (236)
     Acquisition and retirement of preferred and common stock                     (1,076)          (1,342)         (6,094)
                                                                              ------------     ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                3,974            5,564         (21,420)
                                                                              ------------     ------------    ------------

                                              INCREASE (DECREASE) IN CASH             82             (569)            874

                                                CASH AT BEGINNING OF YEAR          1,040            1,609             735
                                                                              ------------     ------------    ------------

                                                      CASH AT END OF YEAR       $  1,122         $  1,040        $  1,609
                                                                              ============     ============    ============



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAXCO, INC. AND SUBSIDIARIES

March 31, 1999

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Maxco, Inc. ("the Company") is a Michigan corporation incorporated in 1946. Maxco currently operates in three business segments: distribution, heat-treating, and packaging products. Maxco's businesses include Ersco, a construction supplies company; Atmosphere Annealing Inc., a production metal heat treating service company; and Pak-Sak Industries Inc., which makes polyethylene packaging. Maxco also has investments in three real estate development companies, L/M Associates, LLC, LandEquities Corporation, and Nilson Builders. In addition to real estate, Maxco also has investments in a registered investor advisory firm, three technology-related businesses, two energy-related businesses, and a company in the business of selling, leasing, and servicing lift trucks.

Principles of Consolidation: The consolidated financial statements include the accounts of Maxco, Inc. and its majority owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Investments in Medar, Inc. (Medar) and other greater than 20% owned investments are accounted for under the equity method. Investments in less than 20% owned affiliates are accounted for under the cost method.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain items in the prior year financial statements have been reclassified to conform with the presentation used in 1999.

Cash and Cash Equivalents: The Company considers cash and other highly liquid investments, including investments in interest bearing repurchase agreements with less than 90 day maturities, as cash and cash equivalents. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Receivables: Trade accounts receivable represent amounts due from customers in the highway and general construction, automotive, and flexible packaging industries, primarily in the mid-western United States. Accounts and notes receivable at the Company's construction supplies unit are collateralized or secured by perfected lien rights and payment bonds, where applicable.

Inventories: Inventories are stated at the lower of first-in, first-out cost or market and at March 31 consisted of the following:


                                                     1999                1998
                                                  ----------          ----------
                                                           (in thousands)

      Raw materials                               $   732             $   723
      Finished goods and work in process            1,283               1,077
      Purchased products for resale                 2,995               1,779
                                                  -------             -------

                                                  $ 5,010             $ 3,579
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

At March 31, 1999, the Company's marketable securities consist of debt securities and United States government securities.

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

Intangibles: Intangibles primarily consist of the excess of cost over fair market value of net assets of acquired businesses. Intangibles, including non-compete agreements, are amortized on a straight-line basis over periods ranging from 5 to 20 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of discounted cash flows. Accumulated amortization was approximately $1,023,000 and $659,000 at March 31, 1999 and 1998, respectively.

Restricted Cash: The Company has borrowings under its variable rate tax exempt revenue bond. The use of the proceeds from these borrowings are restricted for the acquisition of certain equipment. At March 31, 1999, all of the proceeds had been expended.

Revenue Recognition: The Company recognizes revenue from product sales upon shipment.

Gain Recognition on Sale of Subsidiary Stock: The Company's policy is to record gains from the sale or other issuance of previously unissued stock by its subsidiaries.

Advertising: Advertising costs are expensed as incurred. The amounts were not material for all years presented.

Interest Rate Swap: The Company entered into an interest rate swap agreement to modify the interest characteristics of certain of its outstanding debt. The interest rate swap agreement is designated with the principal balance and term of a specific debt obligation. This agreement involves the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The fair value of the swap agreement and changes in the fair value, as a result of changes in market interest rates, are not recognized in the financial statements.

Fair Value Disclosure: The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, marketable securities, accounts payable and long-term debt approximate their fair values. The fair value of the long-term debt is estimated using discounted cash flow analysis and the Company's current incremental borrowing rates for similar types of arrangements.

Effect Of Accounting Pronouncements: In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This Statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. For the year ended March 31, 1999, the Company has provided the information relating to comprehensive income to conform to the Statement 130 requirements.

Also in 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement supersedes Financial Accounting Standards Board Statement No. 14 and establishes standards for the way public business enterprises report selected information about operating segments in annual reports and interim financial reports issued to shareholders. Statement 131 is effective for fiscal years beginning after December 15, 1997. For the year ended March 31, 1999, the Company has provided financial and descriptive information about its reportable operating segments to conform to the Statement 131 requirements.

MAXCO, INC. AND SUBSIDIARIES

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES - Continued

New Financial Accounting Pronouncement: The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 is effective for fiscal years beginning after December 31, 1999. The Company expects to adopt the new statement effective April 1, 2000. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. The Company has not evaluated the potential effect the adoption of this statement will have on its results of operations or financial condition.

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

The consideration paid for these assets, acquired for approximately $12.8 million, consisted of the assumption of funded debt of approximately $6.4 million, cash, and the issuance of a subordinated note. The sellers received one half of the net purchase price in cash, with the balance in the form of a subordinated note. The Company in 1998, guaranteed an $800,000 long-term obligation of the Seller related to the expansion of certain of Atmosphere's heat-treating facilities, which it leases from the Seller.

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

Effective October 31, 1996, Maxco sold the business and substantially all the assets (consisting principally of accounts receivable, inventory and fixed assets) of Maxco's wholly owned subsidiary, Wright Plastic Products, Inc., including substantially all the assets of Wright's subsidiary, Pacer Tool and Mold, Inc. to Plastic Acquisition Co. LLC, a privately held company. The assets of approximately $10 million were purchased for cash, assumption of certain liabilities and a note. The assets were sold for an amount which approximated book value.

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

MAXCO, INC. AND SUBSIDIARIES

NOTE 3 - DISCONTINUED OPERATIONS - Continued


                                                              March 31,
                                                                 1997
                                                             -------------

     Net Sales                                                    $46,297
     Cost and expenses                                             46,976
                                                             -------------
     Loss before income taxes                                        (679)
     Income tax benefit                                              (238)
                                                             -------------
     Net loss                                                        (441)
     Minority interest in net earnings
        of discontinued operations                                   (229)
                                                             -------------
     Total loss from
        discontinued operations                                 $    (670)
                                                             =============


NOTE 4 - INVESTMENT IN MEDAR, INC.

At March 31, 1999, Maxco owned 2,130,605 shares of Medar's common stock (aggregate market value of $3.5 million), representing approximately 24% of Medar's total common stock outstanding.

During the quarter ended September 30, 1997, the Company participated in a private placement by Medar of $7.0 million of subordinated debentures. Maxco purchased $750,000 of these debentures representing 10.7% of the total placed. These debentures were outstanding at March 31, 1999. Maxco also received warrants to purchase 150,000 shares of Medar stock at $6.86, which were outstanding and exercisable at March 31, 1999. The debentures have maturities of up to eight years and bear interest at 12.95%. In connection with this transaction, Maxco also purchased 150,000 shares of previously unissued Medar stock at $5.00 a share.

In 1997, Maxco purchased 156,000 shares of Medar stock bringing its ownership percentage above 20% of Medar's outstanding shares. Consequently, Maxco's investment in Medar is accounted for under the equity method for all periods presented.

Medar's net loss for the years ended March 31, 1999, 1998 and 1997 were approximately $2.6 million, $10.1 million, and $2.3 million, respectively. Accordingly, Maxco's equity share of Medar's net loss for these years was $627,000, $2,380,000 and $519,000 and is recorded net of deferred tax for these periods in equity earnings from affiliates, along with the equity results of other 50% or less owned affiliates. For the years ended March 31, 1999, 1998 and 1997, Medar's sales were $37.0 million, $36.9 million and $41.4 million, respectively.

NOTE 5 - LONG-TERM OBLIGATIONS

Long-term obligations at March 31 consisted of the following:

                                                                      1999           1998
                                                                  ------------    -----------
                                                                          (in thousands)
   Revolving lines of credit (variable interest rates
        ranging from 6.7% to 7.3%  at March 31, 1999)             $   16,999      $  11,150
   Tax exempt revenue bonds (variable interest rates)                  4,472          4,740
   Taxable revenue bonds                                               4,915          5,293
   Mortgage notes payable (various interest rates
        ranging up to 8.75%)                                           2,149          2,270
   Equipment purchase contracts and capitalized lease
        obligations (various interest rates)                           1,460          1,886
   Subordinated debt (fixed interest rate of 10%)                      3,765          3,765
   Other                                                               1,159             84
                                                                  ------------    -----------
                                                                      34,919         29,188
   Less current maturities                                             2,063          1,490
                                                                  ------------    -----------
                                                                  $   32,856      $  27,698
                                                                  ============    ===========


MAXCO, INC. AND SUBSIDIARIES

NOTE 5 - LONG-TERM OBLIGATIONS - Continued

The Company has three revolving lines of credit at March 31, 1999. In aggregate, Maxco can borrow up to $27 million under these agreements of which $10 million is available at March 31, 1999. At March 31, 1999, the lines of credit mature as follows: $22 million in August 2000 and $5 million in July 2000.

Certain of the agreements require a facility fee of 0.25%, a commitment fee of 0.25% of the unused line, and compensating balances equal to 5% of borrowings under this arrangement or the fee equivalent.

In December, 1998, Maxco entered into a swap agreement with a notional amount of approximately $5.0 million converting its variable rate taxable revenue bonds to a fixed rate of 5.34% which matures in December 2005. The fair value of the swap is not material as of March 31, 1999.

In June 1999, the Company increased the availability under one its lines of credit to allow for additional borrowings of $3.0 million.

Notes and contracts payable are generally collateralized by assets purchased with proceeds of the borrowings. The aggregate principal maturities of long-term debt from 2001 - 2004 are as follows:

       2001                  2002                 2003                 2004
-------------------    -----------------    -----------------    --------------
    $2,035,000            $3,135,000           $2,095,000           $2,549,000

Interest paid approximates interest expensed for the years presented.

As of March 31, 1999, the Company has guaranteed various debt obligations of certain affiliates in an aggregate amount of $25.8 million. Maxco does not believe that there is any unusual degree of risk related to these guarantees because of sufficient underlying asset values supporting the respective debt obligations.

NOTE 6 - PREFERRED STOCK

Maxco may issue up to 100,000 shares of preferred stock with terms determined by Maxco's Board of Directors.

In the quarter ended June 30, 1997, 6,767 shares of Series Five Preferred stock were issued in exchange for 101,870 shares of common stock. These new shares were issued in conjunction with an offer to exchange shares of common stock for shares of the Company's non-voting Series Five Preferred Stock. The Series Five Preferred shares have a face value of $120, are callable at the Company's option, are non-voting, have no conversion rights, and pay a quarterly cumulative dividend at the rate of 10% of face value annually. The Company exchanged one share of Series Five Preferred Stock for every 15 shares of common stock surrendered.

Effective January 1, 1997, the Company converted its entire issue of cumulative non-voting Series Two Preferred Stock. The conversion of this stock eliminated a class of stock, which had rights to convert into approximately 230,000 shares of common stock. At the option of the holder, this conversion was accomplished in some cases by issuing shares of a newly established Series Four Preferred Stock. The Series Four Preferred Stock is cumulative, callable at the Company's option, is non-voting, has no conversion rights, and will pay an annual dividend at the rate of 10% of face value annually. Alternatively, certain holders of the Series Two Preferred Stock accepted payment in the form of an unsecured subordinated note which bears interest at the rate of 10% a year. In addition, 140,000 shares of common stock were exchanged for 21,746 shares of the Series Four Preferred Stock in January 1997.

MAXCO, INC. AND SUBSIDIARIES

NOTE 6 - PREFERRED STOCK - Continued

Series Three Preferred Stock is voting stock on a par with the common stock, and has twenty votes per share. Quarterly cumulative dividends are provided at the annual rate of 10% of face value annually, subject to the restrictions of Michigan corporate law and the discretion of the Maxco Board of Directors. The stock is callable at the option of the Company, with the call price declining at the rate of one percent per year to a minimum price after February 1999, equal to face value ($60 per share).

Series Six Preferred Stock, established February 4, 1999, is voting stock on a par with the common stock, and has twenty votes per share. Quarterly cumulative dividends are provided at the annual rate of 10% of face value annually, subject to the restrictions of Michigan corporate law and the discretion of the Maxco Board of Directors. The stock is callable, at the option of the Company, at any time after the second anniversary of their issuance in whole or in part. The call price will be face value ($160 per share) plus a declining premium amount which shall be equal to 5% until the third anniversary of issuance and shall decline 1% annually thereafter to zero following the seventh anniversary.

NOTE 7 - STOCK OPTIONS

Under the terms of Maxco's incentive common stock option plan, options for the purchase of up to 500,000 shares of common stock may be granted and options are exercisable upon grant.

A summary of incentive stock options activity follows for the year ended March
31:


                                        1999                1998              1997
                                 ----------------- ------------------- ---------------------
                                           Weighted              Weighted          Weighted
                                            Average               Average           Average
                                 Shares      Price     Shares      Price  Shares     Price
                                               (number of shares in thousands)
Outstanding and exercisable at
     beginning of year              188      $   6.09   203      $   5.47   341      $   5.24
Granted and exercisable              10          7.50    10          7.00
Exercised                           (53)         1.38   (25)         1.38   (78)         2.55
Cancelled                                                                   (60)         8.00
Outstanding and exercisable at      ---                 ---                 ---
   end of year                      145      $   7.90   188      $   6.09   203      $   5.47
                                    ===                 ===                 ===

The exercise price for options outstanding as of March 31, 1999 ranged from $7.00 to $8.00. The weighted average fair value of options granted during the years ended March 31, 1999 and 1998 was $2.94 and $2.68, respectively. The weighted average remaining contractual life of those options is approximately eight years.

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

After adjusting for the proforma effect of stock compensation, the net income is estimated to be approximately $759,000 ($.11 per share) for 1999 and $1.4 million ($.29 per share) for 1998. There was no effect for 1997. Assumptions used in determining the above proforma disclosures were risk free interest rates of approximately 6%, no dividend yields, .323 market price volatility in 1999 (.31 for the 1998 grant), and a five year weighted average life of these options. These proforma results reflect only stock options granted in 1999 and 1998 (none were granted in 1997), and may not be comparable with the results of applying the fair market value methodology to all stock options granted prior to the initial adoption of this statement.

MAXCO, INC. AND SUBSIDIARIES

NOTE 8 - EMPLOYEE SAVINGS PLAN

The Company has two 401(k) Employee Savings Plans covering substantially all employees of the Company. Employees may contribute a portion of their compensation to the plans, which is then matched based on the percentages specified in the plan documents. A separate employer contribution may be made at the discretion of the Board of Directors. Company contributions charged to continuing operations under both Plans were approximately $351,000, $251,000 and $171,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

NOTE 9 - FEDERAL INCOME TAXES

The provision for federal income taxes consists of the following:


                                    1999        1998          1997
                                  -------      -------      -------
                                            (in thousands)
Current                           $  (195)     $ 2,150      $   184
Deferred (benefit)                    461         (688)         608
                                  -------      -------      -------
                                      266        1,462          792
Amount allocated to equity in
   earnings of affiliates            (203)        (707)        (129)
                                  -------      -------      -------
                                  $    63      $   755      $   663
                                  =======      =======      =======

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense is as follows:


                                        1999        1998         1997
                                      -------     --------     --------
                                                  (in thousands)
Income taxes computed at
United States statutory rate(34%)         493        1,444         773

Prior year tax adjustment                (294)

Other                                      67           18          19
                                      -------      -------     -------
                                      $   266      $ 1,462     $   792
                                      =======      =======     =======

Federal income taxes paid by Maxco were $600,000 in 1999, $2.1 million in 1998, and $15.8 million in 1997, which included taxes paid on the gain from disposal of discontinued operations.

Federal income tax benefit related to Maxco's loss from discontinued operations amounted to $238,000 for the year ended March 31, 1997.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows:


                                                            1999       1998
                                                           ------     ------
                                                            (in thousands)
DEFERRED TAX LIABILITIES:
   Depreciation                                            $1,259     $  662
   Undistributed earnings                                     457        732
   Other                                                       23         30
                                                           ------     ------
                        Total Deferred Tax Liabilities      1,739      1,424
DEFERRED TAX ASSETS:
   Allowance for doubtful accounts                            190        192
   Inventory                                                  111         52
                                                           ------     ------
                                 Total Deferred Assets        301        244
                                                           ------     ------
                              Net Deferred Liabilities     $1,438     $1,180
                                                           ======     ======

MAXCO, INC. AND SUBSIDIARIES

NOTE 9 - FEDERAL INCOME TAXES - Continued

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:


                                               1999         1998
                                              -------      -------
                                                  (in thousands)
LIABILITIES:
   Taxes, interest, and other liabilities     $  (296)     $  -
   Deferred income taxes                        1,734        1,180
                                              -------      -------
                                              $ 1,438      $ 1,180
                                              =======      =======

Components of accumulated comprehensive income are shown net of tax.

NOTE 10 - OTHER INVESTMENTS

Real Estate:
     Effective January 1, 1997, Maxco acquired a 50% interest in a Limited Liability Company (LLC), L/M Associates, for approximately $4.3 million in cash and properties. The LLC was formed to develop and lease real estate in central Michigan. In addition, effective October 1, 1998, the Company made additional investments in its real estate activity as it acquired a 50% interest in LandEquities and Nilson Builders. These companies manage, develop, and build commercial and residential properties.

Technology Related:
     In addition to a 24% equity interest in Medar, the Company has an equity interest in two other technology related businesses. Effective August 1, 1998, the Company acquired a 40% equity interest in Foresight Solutions, Inc., a software developer whose customers primarily are in the light manufacturing and distribution industries.

     The Company sold its 45% equity interest in Strategic Interactive, Inc. to Provant, Inc. for cash and approximately 249,000 shares of Provant's stock in October 1998 when Provant acquired 100% of the stock of Strategic Interactive.

     Maxco also has an investment in approximately 7% of the common stock of Axson, S.A., of France, a manufacturer of resins and composite materials for advanced applications.

Energy Related:
     Effective January 1, 1998, Maxco acquired a 33% interest in AMI Energy, Inc., which is a retail energy marketing and consulting firm. In addition, effective November 1, 1997, Maxco acquired a 50% interest in Robinson Oil Company, LLC, which is in the business of acquiring and developing oil and gas interests.

Other:
     Effective June 1, 1998, Maxco acquired a one-third interest in Blasen Brogan Asset Management Company; a Lansing, Michigan based registered investor advisory firm.

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


                                                                                                           Energy Related
                                                        Real Estate           Technology Related             and Other
                                                         March 31,                 March 31,                 March 31,
                                                    1999          1998         1999         1998         1999         1998
                                                  ----------   -----------  -----------   ----------   ----------   ----------
                                                                                 (in thousands)
Condensed income statement information:

Net Sales                                         $  7,956      $  1,937      $40,741      $40,932     $  7,627     $    190
Gross Margin                                         4,142         1,327       12,171        3,749        2,744          171
Net Income(Loss)                                        82             5       (2,974)      (9,216)          95            7


Condensed balanced sheet information:

Current Assets                                     $21,780      $  2,479      $24,197      $25,075     $  7,128     $  5,203
Non-Current Assets                                  34,413        31,947       16,650       18,132        3,823           64
                                                  ----------   -----------  -----------   ----------   ----------   ----------
                                                   $56,193       $34,426      $40,847      $43,207      $10,951     $  5,267
                                                  ==========   ===========  ===========   ==========   ==========   ==========

Current Liabilities                                $23,812       $16,581      $28,926      $24,236      $ 7,188     $  5,164
Non-Current Liabilities                             23,116         9,706        2,692        4,775        2,923
Stockholders' Equity                                 9,265         8,139        9,229       14,196          840          103
                                                  ----------   -----------  -----------   ----------   ----------   ----------
                                                   $56,193       $34,426      $40,847      $43,207      $10,951     $  5,267
                                                  ==========   ===========  ===========   ==========   ==========   ==========

The difference between the carrying amount and the underlying equity in the net assets of the Company's 50% or less owned investments, approximately $1,388,000, is being amortized over a 15 year life.

NOTE 11 - CONTINGENCIES AND COMMITMENTS

Maxco and certain subsidiaries occupy facilities and use equipment under operating lease agreements requiring annual rental payments approximating $1,537,000 in 2000, $1,342,000 in 2001, $1,138,000 in 2002, $917,000 in 2003,
$676,000 in 2004, and $188,000 thereafter for a total commitment aggregating $5,798,000. Rent expense charged to operations, including short-term leases, aggregated $1,580,000 in 1999, $1,231,000 in 1998 and $810,000 in 1997.

MAXCO, INC. AND SUBSIDIARIES

NOTE 12 - INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco's industry segment information:


                                                                                  1999                 1998                1997
                                                                            -----------------    -----------------    --------------
                                                                                                 (in thousands)
Net sales:
   Distribution - construction supplies unit                                    $    72,440      $        50,667       $     45,577
   Heat treating                                                                     35,700               33,328              8,254
   Packaging products                                                                16,251               18,200             19,991
   Corporate and other                                                                  341                  349                455
                                                                            -----------------    -----------------    --------------
                                                         Total Net Sales        $   124,732      $       102,544       $     74,277
                                                                            =================    =================    ==============
Operating earnings (loss):
   Distribution - construction supplies unit                                    $     2,538      $         2,819       $      1,954
   Heat treating                                                                      3,434                4,452              1,201
   Packaging products                                                                (1,006)                (431)               645
   Corporate and other                                                               (1,951)              (1,528)            (1,354)
                                                                            -----------------    -----------------    --------------
                                                Total Operating Earnings        $     3,015      $         5,312       $      2,446
                                                                            =================    =================    ==============
Identifiable assets:
   Distribution - construction supplies unit                                    $    21,275      $        11,863       $      9,707
   Heat treating                                                                     26,211               23,058             17,522
   Packaging products                                                                 7,402                7,543              7,126
   Corporate and other                                                               17,639               17,778             21,616
   Investments and advances                                                          12,903               15,813             12,190
                                                                            -----------------    -----------------    --------------
                                                 Total Identifiable Assets      $    85,430      $        76,055       $     68,161
                                                                            =================    =================    ==============
Depreciation and amortization expense:
   Distribution - construction supplies unit                                    $     1,017      $           487       $        434
   Heat treating                                                                      1,400                1,186                260
   Packaging products                                                                   674                  585                541
   Corporate and other                                                                  304                  223                169
                                                                            -----------------    -----------------    --------------
                               Total Depreciation And Amortization Expense      $     3,395      $         2,481       $      1,404
                                                                            =================    =================    ==============
Capital expenditures:
   Distribution - construction supplies unit                                    $     2,208      $           640       $        641
   Heat treating                                                                      5,920                5,378                591
   Packaging products                                                                   960                1,371                246
   Corporate and other                                                                  110                   85                 38
                                                                            -----------------    -----------------    --------------
                                                Total Capital Expenditures      $     9,198      $         7,474       $      1,516
                                                                            =================    =================    ==============



Accounting policies of the business segments are consistent with those described in the summary of significant accounting policies (see Note 1).

Identifiable assets are those assets that are used in Maxco's operations in each industry segment. Corporate assets are principally cash, notes receivable, investments, and corporate office properties.

Maxco has no significant foreign operations, export sales, or inter-segment sales.

No sales to any single customer exceeded 10% of consolidated sales for 1999, 1998 or 1997.

MAXCO, INC. AND SUBSIDAIRIES

NOTE 13 - EARNINGS PER SHARE

The Following table sets forth the computation of basic and diluted earnings per share:


                                                             1999          1998          1997
                                                           --------      --------      --------
                                                            (in thousands except per share date)
NUMERATOR:
  Incoming form Continuing operations                      $    788      $  1,411      $  1,232
  Income from discontinued operations                                                    21,322
                                                           --------      --------      --------
  Net income                                                    788         1,411        22,554

  Perferred Stock dividends                                    (409)         (390)         (236)
                                                           --------      --------      --------

NUMERATOR FOR BASIC EARNING PER SHARE--INCOME
AVAILABLE TO COMMON STOCKHOLDERS
  Continuing operations                                         379         1,021           996
  Discontinued operations                                                                21,322
                                                           --------      --------      --------
  Net income                                                    379         1,021        22,318

Effect of dilutive securities:
  Preferred stock dividends                                                                  81
                                                           --------      --------      --------

NUMERATOR FOR DILUTED EARNINGS PER SHARE--INCOME
  TO COMMON STOCKHOLDERS AFTER ASSUMED CONVERSIONS
  Continuing operations                                         379         1,021         1,077
  Discontinued operations                                                                21,322
                                                           --------      --------      --------
  Net income                                               $    379      $  1,021      $ 22,399

DENOMINATOR:
  DENOMINATOR FOR BASIC EARNINGS PER SHARE--
  WEIGHTED-AVERAGE SHARES                                     3,256         3,379         3,845

Effect of dilutive securities:
  Employee stock options                                         34            81            86
  Convertible Preferred Stock                                                               174
                                                           --------      --------      --------
Dilutive potential common shares                                 34            81           260
                                                           --------      --------      --------

  DENOMINATOR FOR DILUTED EARNINGS PER SHARE--ADJUSTEd
  WEIGHTED-AVERAGE SHARES AND ASSUMED CONVERSIONS             3,290         3,460         4,105
                                                           ========      ========      ========

BASIC EARNINGS PER SHARE
  Continuing operations                                    $    .12      $    .30      $    .26
  Discontinued operations                                                                  5.54
                                                           --------      --------      --------
  Net income                                               $    .12      $    .30      $   5.80
                                                           ========      ========      ========
DILUTED EARNINGS PER SHARE
  Continuing operations                                    $    .12      $    .30      $    .26
  Discontinued operations                                                                  5.20
                                                           --------      --------      --------
  Net income                                               $    .12      $    .30      $   5.46
                                                           ========      ========      ========

                          MAXCO, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)



-----------------------------------------------------------------------------------------------------------------------------------
             COL. A                   COL. B            COL. C          COL. D             COL. E            COL. F
-----------------------------------------------------------------------------------------------------------------------------------
c
                                                                  ADDITIONS
                                                        ----------------------------------
                                                                           Charged to Other
                                       Balance at       Charged to Costs   Accounts-                           Balance
          DESCRIPTION                  Beginning          and Expenses     -Describe        Deductions-         at End
                                       of Period                                            -Describe          of Period
-----------------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1999:
     Allowance for doubtful accounts     $565               $191                               $198(A)           $558

Year ended March 31, 1998:
     Allowance for doubtful accounts     $470               $113                               $ 18(A)           $565


Year ended March 31, 1997:
     Allowance for doubtful accounts     $276               $303                $132(B)        $241(A)           $470





     (A) Represents uncollectible accounts written off, less recoveries.
     (B) Represents allowance for doubtful accounts for acquired business.

                                   MAXCO, INC.
                           ANNUAL REPORT ON FORM 10-K

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.     Description
----------      -----------

    4.5         Resolution establishing Series Six Preferred Shares

  10.19 Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999.

     21         Subsidiaries of the Registrant

     23 Consent of Independent Auditors (Form S-8 filed June 2, 1992 - File No. 33-48351 and Form S-8 filed November 19, 1998 - File No. 333-67539)

     27         Financial Data Schedules