Form 10-Q
period 1999-06-30
MAXCO INC
filed 1999-08-12
CIK 78966

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1999

Commission File Number 0-2762

MAXCO, INC.
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or other Jurisdiction of Incorporation or Organization)	38-1792842 (I.R.S. Employer Identification Number)

1118 Centennial Way Lansing, Michigan (Address of principal executive offices)	48917 (Zip Code)

Registrant’s Telephone Number, including area code: (517) 321-3130

     Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.

Yes  X   No

     Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock	Outstanding at July 31, 1999 3,168,195 shares

PART I

FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

Maxco, Inc. and Subsidiaries

	June 30,	March 31,
	1999	1999

	(Unaudited)

	(in thousands)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$2,463	$1,122

Accounts and notes receivable, less allowance of $620,000 ($558,000 at March 31, 1999)	29,041	19,814

Inventories—Note 2	8,255	5,010

Prepaid expenses and other	752	608

TOTAL CURRENT ASSETS	40,511	26,554

MARKETABLE SECURITIES – LONG TERM—Note 3	2,484	2,501
PROPERTY AND EQUIPMENT

Land	732	732

Buildings	11,809	11,152

Machinery, equipment, and fixtures	33,236	30,814

	45,777	42,698

Allowances for depreciation	(11,821)	(10,799)

	33,956	31,899
OTHER ASSETS

Investments	16,993	16,144

Notes and contracts receivable and other	3,245	3,996

Intangibles	4,330	4,336

	24,568	24,476

	$101,519	$85,430

	June 30,	March 31,
	1999	1999

	(Unaudited)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Notes payable	$226	$226

Accounts payable	18,646	10,489

Employee compensation	2,450	2,192

Taxes, interest, and other liabilities	3,508	1,726

Current maturities of long-term obligations	2,532	2,063

TOTAL CURRENT LIABILITIES	27,362	16,696

LONG-TERM OBLIGATIONS, less current maturities	36,500	32,856

DEFERRED INCOME TAXES	1,973	1,734
STOCKHOLDERS’ EQUITY

Preferred stock:

Series Three: 10% cumulative redeemable, $60 face value; 14,826 shares issued and outstanding (14,876 at March 31, 1999)	680	683

Series Four: 10% cumulative redeemable, $51.50 face value; 46,414 shares issued and outstanding	2,390	2,390

Series Five: 10% cumulative redeemable, $120 face value; 6,648 shares issued and outstanding	798	798
Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, issued – none

Common stock, $1 par value; 10,000,000 shares authorized, 3,183,195 issued shares (3,219,995 at March 31, 1999)	3,183	3,220

Net unrealized gain (loss) on marketable securities	(27)	9

Retained earnings	28,660	27,044

	35,684	34,144

	$101,519	$85,430

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Condensed)
Maxco, Inc. and Subsidiaries

	Three Months Ended June 30,
	1999	1998

	(Unaudited)	(Unaudited)

	(in thousands, except
	per share data)

Net sales	$43,976	$35,696

Costs and expenses:

Cost of sales and operating expenses	33,475	28,208

Selling, general and administrative	6,478	4,870

Depreciation and amortization	1,169	697

	41,122	33,775

Operating Earnings	2,854	1,921
Other income (expense)

Investment and interest income	155	216

Interest expense	(745)	(602)

Income Before Federal Income Taxes and Equity in Earnings of Affiliates	2,264	1,535

Federal income tax expense	781	537

Income Before Equity in Earnings of Affiliates	1,483	998

Equity in earnings of affiliates, net of tax	425	130

Net Income	1,908	1,128

Less preferred stock dividends	(102)	(102)

Net Income Applicable to Common Stock	1,806	1,026

Net Income Per Common Share – Basic	$.57	$.31

Net Income Per Common Share – Assuming Dilution	$.57	$.31

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
Maxco, Inc. and Subsidiaries

	Three Months Ended June 30,
	1999	1998

	(Unaudited)	(Unaudited)

	(in thousands)

Operating Activities

Net Income	$1,908	$1,128

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and other non-cash items	761	604

Changes in operating assets and liabilities	105	(2,906)

Net Cash Provided By (Used In) Operating Activities	2,774	(1,174)

Investing Activities

Purchase of business	(3,103)

Payment received on note receivable	750

Redemption of (investment in) marketable securities	(37)	2,496

Investment in affiliates	(304)	(750)

Purchases of property and equipment	(2,590)	(1,961)

Other	70	182

Net Cash Used In Investing Activities	(5,214)	(33)

Financing Activities

Proceeds from long-term obligations	7,263	2,427

Repayments on long-term obligations and notes payable	(3,149)	(287)

Changes in capital stock	(231)	(218)

Dividends paid on preferred stock	(102)	(102)

Net Cash Provided by Financing Activities	3,781	1,820

Increase in Cash and Cash Equivalents	1,341	613

Cash and Cash Equivalents at Beginning of Period	1,122	1,040

Cash and Cash Equivalents at End of Period	$2,463	$1,653

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
June 30, 1999
(Unaudited)

NOTE 1 – Basis of Presentation and Significant Accounting Policies

      The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in Maxco’s annual report on Form 10-K for the year ended March 31, 1999.

      The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Certain other amounts in the consolidated financial statements have been reclassified to conform with the current presentation.

NOTE 2 – Inventories

      The major classes of inventories, at the dates indicated were as follows:

	June 30,	March 31,
	1999	1999

	(in thousands)

Raw materials	$582	$732

Finished goods and work in progress	1,211	1,283

Purchased products for resale	6,462	2,995

	$8,255	$5,010

NOTE 3 – Marketable Securities

      The Company classifies its marketable securities as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Application of this method resulted in an unrealized loss, net of deferred tax, of approximately $27,000 being reported as part of stockholders’ equity at June 30, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maxco, Inc. and Subsidiaries

NOTE 4 – Investment in Integral Vision, Inc.

      During the quarter ended June 30, 1999, Integral Vision, Inc. (formerly Medar, Inc.), Maxco’s 24% owned affiliated company, sold its welding division for cash and recognized a gain of approximately $5.5 million on the transaction. Integral Vision’s net income for the three months ended June 30, 1999 was $3.6 million compared to $102,000 for the three months ended June 30, 1998. Also, as a result of this transaction, Maxco received payment on June 30, 1999 of the full balance due on subordinated debentures of $750,000.

NOTE 5 – Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	June 30,

	1999	1998

	(in thousands, except
	per share data)

NUMERATOR:

Net income	$1,908	$1,128

Preferred stock dividends	(102)	(102)

Numerator for basic earnings per share—income available to common stockholders	1,806	1,026

Effect of dilutive securities:

Numerator for diluted earnings per share—income to common stockholders after assumed conversions	1,806	1,026

DENOMINATOR:

Denominator for basic earnings per share—Weighted-average shares	3,195	3,298

Effect of dilutive securities:

Employee stock options		54

Dilutive potential common shares		54

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	3,195	3,352

BASIC EARNINGS PER SHARE	$.57	$.31

DILUTED EARNINGS PER SHARE	$.57	$.31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maxco, Inc. and Subsidiaries

NOTE 6 – Comprehensive Income

      The components of comprehensive income for the three months ended June 30, 1999 and 1998 are as follows:

	Three Months Ended
	June 30,

	1999	1998

	(in thousands)

Net earnings	$1,908	$1,128

Unrealized losses on marketable securities	(36)	(6)

	$1,872	$1,122

      The components of accumulated comprehensive income, net of related tax at June 30, 1999 and March 31, 1999 are as follows:

	June 30,	March 31,
	1999	1999

	(in thousands)

Unrealized gains (losses) on marketable securities	$(27)	$9

NOTE 7 – Industry Segment Information

      The following summarizes Maxco’s industry segment information:

	June 30,	March 31,
	1999	1999

	(in thousands)

Identifiable assets:

Distribution – construction supplies unit	$36,274	$21,275

Heat treating	25,923	26,211

Packaging products	7,240	7,402

Corporate and other	15,089	14,398

Investments and advances	16,993	16,144

Total Identifiable Assets	$101,519	$85,430

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maxco, Inc. and Subsidiaries

NOTE 7 – Industry Segment Information – Continued

	Three Months Ended
	June 30,

	1999	1998

	(in thousands)

Net sales:

Distribution – construction supplies unit	$29,413	$22,897

Heat treating	10,084	8,402

Packaging products	4,397	4,315

Corporate and other	82	82

Total Net Sales	$43,976	$35,696

Operating earnings (loss):

Distribution – construction supplies unit	$2,059	$1,921

Heat treating	1,449	699

Packaging products	(23)	(133)

Corporate and other	(631)	(566)

Total Operating Earnings	$2,854	$1,921

Depreciation and amortization expense:

Distribution – construction supplies unit	$423	$152

Heat treating	481	320

Packaging products	175	171

Corporate and other	90	54

Total Depreciation And Amortization Expense	$1,169	$697

Capital expenditures:

Distribution – construction supplies unit	$1,339	$346

Heat treating	1,025	1,489

Packaging products	219	98

Corporate and other	7	28

Total Capital Expenditures	$2,590	$1,961

      Accounting policies of the business segments are consistent with those described in the summary of significant accounting policies (see Note 1).

      Identifiable assets are those assets that are used in Maxco’s operations in each industry segment. Corporate assets are principally cash, notes receivable, investments, and corporate office properties.

      Maxco has no significant foreign operations, export sales, or inter-segment sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
June 30, 1999

MATERIAL CHANGES IN FINANCIAL CONDITION

      Operating activities generated $2.8 million in cash for the quarter. Individual working capital component levels increased over the March 31, 1999 level, primarily from the increased sales activity by the Company’s construction supplies unit (Ersco) over the traditional slower fourth quarter of the prior year, as well as working capital components acquired as a result of the purchase of a business by Maxco’s construction supplies unit.

      Investing activities included the purchase by Ersco, effective April 1, 1999, of a distributor of concrete construction products and accessories in the St. Louis market area. Cash was also used in investing activities during the quarter at Ersco to purchase equipment primarily for rental by its customers and additional equipment for Maxco’s heat-treating unit (Atmosphere Annealing).

      During the quarter ended June 30, 1999, Integral Vision, Inc. (formerly Medar, Inc.), Maxco’s 24% owned affiliated company, sold its welding division for cash. As a result, on June 30, 1999, Maxco received payment on the full balance due on subordinated debentures of $750,000.

      Net proceeds from additional long-term debt were used primarily to fund the acquisition of Ersco’s new branch and the purchase of equipment.

      The Company believes that its current financial resources, together with cash generated from operations and its available resources under its lines of credit, will be adequate to meet its cash requirements for the next year.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to 1998

      Net sales increased to $44.0 million compared to $35.7 million in last year’s first quarter. First quarter results reflect operating earnings of $2.9 million compared to $1.9 million for the comparable period in 1998. Net income was $1.9 million or $.57 per share assuming dilution compared to last year’s $1.1 million or $.31 per share assuming dilution.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Maxco, Inc. and Subsidiaries

      Sales and operating earnings for the three months ending June 30, 1999 and 1998 by each of the company’s segments were as follows:

	Three Months Ended		Three Months Ended
	June 30, 1999		June 30, 1998

		Operating		Operating
		Earnings		Earnings
	Sales	(loss)	Sales	(loss)

	(in thousands)

Construction supplies	$29,413	$2,059	$22,897	$1,921

Heat treating	10,084	1,449	8,402	699

Packaging products	4,397	(23)	4,315	(133)

      Higher sales in the current period occurred at Maxco’s construction supplies unit (Ersco) over the comparable 1998 period primarily as a result of additional branch locations acquired or opened since June of the prior year. Specifically, Ersco acquired a new branch servicing the St. Louis market area on April 1, 1999. Additionally, in October 1998 the Company opened a branch in Louisville, Kentucky and acquired a location in Columbus, Ohio to serve the construction market in those areas. Sales at Atmosphere Annealing increased in the current quarter over the comparable three month period last year, in part, because last year’s sales levels were depressed due to a labor strike at one of its automotive customers.

      Consolidated gross margin (net sales less cost of sales and operating expenses) increased to $10.5 million or approximately 24% of sales from $7.5 million or 21% of sales. The construction supplies unit generated additional gross margin in the current period over last year due to its increased sales level. Gross margin percentage at this unit was higher in the current quarter due to increased sales of higher margin products and because a higher proportion of Ersco’s sales were sales from its yard inventory as compared to sales on a direct shipment basis, which generally have a lower margin. The higher sales from yard inventory were a result of sales by its newly acquired St. Louis branch being primarily yard sales. Improvements in gross margin percentage also occurred at Maxco’s heat treating unit as efficiency improvements resulting from the completion of certain major capital projects were recognized.

      Selling, general, and administrative expenses increased $1.6 million to $6.5 million from $4.9 million. The increase primarily resulted at the construction supplies segment due to additional operating costs associated with new locations, additional selling activities, and additional wage and other expenses incurred to support the planned growth of this unit.

      Depreciation and amortization expense for the three months ended June 30, 1999 increased as a result of the amortization of intangibles and depreciation related to new locations at Ersco and additional depreciation resulting from the purchases of property and equipment by Atmosphere and Ersco in the 1999 fiscal year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Maxco, Inc. and Subsidiaries

      As a result of the above, operating earnings increased to approximately $2.9 million from $1.9 million in last year’s comparable period.

      Net interest expense increased in 1999 from the prior year quarter due to additional long-term borrowings and reduction in marketable securities, the proceeds of which were used for investments in the Company’s affiliates, repurchases of the Company’s stock, additional purchases of property and equipment and the purchase of businesses.

      During the quarter ended June 30, 1999, Integral Vision, Inc. (formerly Medar Inc.) sold its welding division for cash and recognized a gain of approximately $ 5.5 million on the transaction. Integral Vision’s net income for the three months ended June 30, 1999 was $3.6 million compared to $102,000 for the three months ended June 30, 1998. This was the primary reason Maxco’s equity in earnings of affiliates increased to $425,000 for the three months ended June 30, 1999 from $130,000 in the comparable prior year period.

IMPACT OF THE YEAR 2000 ISSUE

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company’s computer programs that have date-sensitive software may recognize a date using “00” as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company is evaluating and managing the risks and costs associated with this problem, and has substantially completed its assessment and remediation. Management estimates total pretax costs relating to the Year 2000 Issue to be approximately $200,000. Approximately 95% of these costs were incurred through July 31, 1999 and the remaining costs are expected to be incurred through September 1999.

      The Company believes its planning efforts are adequate to address the Year 2000 Issue and that its greatest risks in this area are primarily those that it cannot directly control, including the readiness of its major suppliers, customers and service providers. Failure on the part of any of these entities to timely remediate their Year 2000 Issues could result in disruptions in the Company’s supply of materials, disruptions in its customers’ ability to conduct business and interruptions to the Company’s daily operations. Management believes that its exposure to third party risk may be minimized to some extent because it does not rely significantly on any one supplier or customer. There can be no guarantee, however, that the systems of other third parties on which the Company’s systems and operations rely will be corrected on a timely basis and will not have a material adverse effect on the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

      The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management’s best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
None
Item 2.	Changes in Securities
None
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None
Item 6(a)	Exhibits
3	Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.
3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).
4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).
4.3	Resolution authorizing the redemption of Series Two Preferred Stock and establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.
4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.
4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.
10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 1988.

PART II
OTHER INFORMATION (Continued)

10.9	Asset purchase agreement — Wright Plastic Products, Inc. is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.
10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996 is hereby incorporated by reference from Form 10-Q dated November 14, 1996.
10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 8-K dated January 17, 1997.
10.12	Asset purchase agreement — Axson North America, Inc. is hereby incorporated by reference from Form 10-Q dated February 14, 1997.
10.13	Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.
10.14	Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.
10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.
10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998 is hereby incorporated by reference from Form 10-K dated June 24, 1998.
10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.
10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.
10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999, is hereby incorporated by reference from Form 10-K dated June 23, 1999.
27*	Financial Data Schedule
Item 6(b)	Reports on Form 8-K
None

*	Filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXCO, INC.

Date August 12, 1999	Vincent Shunsky

Vincent Shunsky, Vice President-Finance
and Treasurer (Principal Financial and
Accounting Officer)