Form 10-Q
period 1999-09-30
MAXCO INC
filed 1999-11-15
CIK 78966

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1999

Commission File Number 0-2762

MAXCO, INC.

(Exact Name of Registrant as Specified in its Charter)

Michigan (State or other Jurisdiction of Incorporation or Organization)	38-1792842 (I.R.S. Employer Identification Number)

1118 Centennial Way Lansing, Michigan (Address of principal executive offices)	48917 (Zip Code)

Registrant’s Telephone Number, including area code:  (517) 321-3130

Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days. Yes  [X]     No  [   ]

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 1999

Common Stock	3,151,195 shares

PART I

FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

MAXCO, INC. AND SUBSIDIARIES

	September 30,
	1999	March 31,
	(Unaudited)	1999

	(in thousands)

Assets

Current Assets

Cash and cash equivalents	$1,359	$1,122

Accounts and notes receivable, less allowance of $424,000 ($558,000 at March 31, 1999)	32,161	19,814

Inventories	9,138	5,010

Prepaid expenses and other	601	608

Total Current Assets	43,259	26,554

Marketable Securities — Long Term	2,422	2,501

Property and Equipment

Land	732	732

Buildings	14,248	11,152

Machinery, equipment, and fixtures	34,020	30,814

	49,000	42,698

Allowances for depreciation	(12,830)	(10,799)

	36,170	31,899

Other Assets

Investments	17,846	16,144

Notes and contracts receivable and other	3,479	3,996

Intangibles	4,187	4,336

	25,512	24,476

	$107,363	$85,430

	September 30,
	1999	March 31,
	(Unaudited)	1999

	(in thousands)

Liabilities and Stockholders’ Equity

Current Liabilities

Notes payable	$226	$226

Accounts payable	18,378	10,489

Employee compensation	2,661	2,192

Taxes, interest, and other liabilities	3,682	1,726

Current maturities of long-term obligations	3,681	2,063

Total Current Liabilities	28,628	16,696

Long-Term Obligations, less current maturities	39,983	32,856

Deferred Income Taxes	2,150	1,734

Stockholders’ Equity

Preferred stock:

Series Three: 10% cumulative redeemable, $60 face value; 14,801 shares issued and outstanding (14,876 at March 31, 1999)	679	683

Series Four: 10% cumulative redeemable, $51.50 face value; 46,414 shares issued and outstanding	2,390	2,390

Series Five: 10% cumulative redeemable, $120 face value; 6,648 shares issued and outstanding	798	798
Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, issued — none

Common stock, $1 par value; 10,000,000 shares authorized, 3,151,195 issued shares (3,219,995 at March 31, 1999)	3,151	3,220

Net unrealized gain (loss) on marketable securities	(39)	9

Retained earnings	29,623	27,044

	36,602	34,144

	$107,363	$85,430

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Condensed)
MAXCO, INC. AND SUBSIDIARIES

	Three Months Ended
	September 30,

	1999	1998
	(Unaudited)	(Unaudited)

	(in thousands, except
	per share data)

Net sales	$47,227	$35,553

Costs and expenses:

Cost of sales and operating expenses	36,569	28,146

Selling, general and administrative	6,982	5,233

Depreciation and amortization	1,199	728

	44,750	34,107

Operating Earnings	2,477	1,446
Other income (expense)

Investment and interest income	134	256

Interest expense	(838)	(629)

Income Before Federal Income Taxes and Equity in Earnings of Affiliates	1,773	1,073

Federal income tax expense	626	376

Income Before Equity in Earnings of Affiliates	1,147	697

Equity in earnings (loss) of affiliates, net of tax	130	(88)

Net Income	1,277	609

Less preferred stock dividends	(102)	(102)

Net Income Applicable to Common Stock	1,175	507

Net Income Per Common Share — Basic	$.37	$.16

Net Income Per Common Share — Assuming Dilution	$.37	$.15

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Condensed)

MAXCO, INC. AND SUBSIDIARIES

	Six Months Ended
	September 30,

	1999	1998
	(Unaudited)	(Unaudited)

	(in thousands,
	except per share data)

Net sales	$91,203	$71,249

Costs and expenses:

Cost of sales and operating expenses	70,045	56,354

Selling, general and administrative	13,459	10,103

Depreciation and amortization	2,368	1,425

	85,872	67,882

Operating Earnings	5,331	3,367
Other income (expense)

Investment and interest income	289	472

Interest expense	(1,583)	(1,231)

Income Before Federal Income Taxes and Equity in Earnings of Affiliates	4,037	2,608

Federal income tax expense	1,407	913

Income Before Equity in Earnings of Affiliates	2,630	1,695

Equity in earnings of affiliates, net of tax	555	42

Net Income	3,185	1,737

Less preferred stock dividends	(204)	(204)

Net Income Applicable to Common Stock	2,981	1,533

Net Income per Common Share — Basic	$.94	$.47

Net Income per Common Share — Assuming Dilution	$.94	$.46

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)

MAXCO, INC. AND SUBSIDIARIES

	Six Months Ended
	September 30,

	1999	1998
	(Unaudited)	(Unaudited)

	(in thousands)

Operating Activities

Net Income	$3,185	$1,737

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and other non-cash items	2,014	1,497

Changes in operating assets and liabilities	(4,199)	(2,867)

Net Cash Provided by Operating Activities	1,000	367

Investing Activities

Purchase of business	(3,103)

Payment received on note receivable	750

Redemption of (investment in) marketable securities	8	5,812

Investment in affiliates	(484)	(2,261)

Purchases of property and equipment	(5,952)	(4,764)

Other	(47)	(114)

Net Cash Used in Investing Activities	(8,828)	(1,327)

Financing Activities

Proceeds from long-term obligations	10,689	2,829

Proceeds from restricted cash for acquisitions of equipment		641

Repayments on long-term obligations and notes payable	(1,944)	(1,629)

Changes in capital stock	(476)	(392)

Dividends paid on preferred stock	(204)	(204)

Net Cash Provided by Financing Activities	8,065	1,245

Increase in cash and Cash Equivalents	237	285

Cash and Cash Equivalents at Beginning of period	1,122	1,040

Cash and Cash Equivalents at End of Period	$1,359	$1,325

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAXCO, INC. AND SUBSIDIARIES
SEPTEMBER 30, 1999
(Unaudited)

NOTE 1 — Basis of Presentation and Significant Accounting Policies

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

      The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Certain other amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2 — Inventories

      The major classes of inventories, at the dates indicated were as follows:

	September 30,	March 31,
	1999	1999

	(unaudited)

	(in thousands)

Raw materials	$463	$732

Finished goods and work in progress	1,333	1,283

Purchased products for resale	7,342	2,995

	$9,138	$5,010

NOTE 3 — Marketable Securities

      The Company classifies its marketable securities as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Application of this method resulted in an unrealized loss, net of deferred tax, of approximately $39,000 being reported as part of stockholders’ equity at September 30, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MAXCO, INC. AND SUBSIDIARIES

NOTE 4 — Investment in Integral Vision, Inc.

      On June 30, 1999, Integral Vision, Inc. (formerly Medar, Inc.), Maxco’s 24% owned affiliated company sold its welding division for cash and debt. The gain recognized through September 30, 1999 on this transaction was $6.6 million. Also, as a result of this transaction, Maxco received payment on June 30, 1999 of the full balance due on subordinated debentures of $750,000. Integral Vision’s sales for the three and six months ended September 30, 1999 was $4.0 million and $6.4 million respectively, compared to sales of $2.5 million and $6.1 million for the three and six months ended September 30, 1998. Its net income for the three and six months ended September 30, 1999 was $1.1 million and $4.7 million respectively, compared to net loss of $1.1 million and $953,000 for the three and six months ended September 30, 1998.

NOTE 5 — Long Term Debt

      At September 30, 1999 Maxco could borrow up to $33 million under its three revolving lines of credit of which $10.6 million was available at September 30, 1999.

NOTE 6 — Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	Three Months
	Ended		Six Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

	(in thousands, except per share data)

NUMERATOR:

Net income	$1,277	$609	$3,185	$1,737

Preferred stock dividends	(102)	(102)	(204)	(204)

Numerator for Basic Earning Per Share — Income Available to Common Stockholders	1,175	507	2,981	1,533

Effect of dilutive securities:

Numerator for Diluted Earnings Per Share — Income to Common Stockholders after Assumed Conversions	1,175	507	2,981	1,533

Denominator:

Denominator for Basic Earnings Per Share — Weighted-Average Shares	3,164	3,270	3,179	3,284

Effect of dilutive securities:

Employee stock options	1	45	1	49

Dilutive potential common shares	1	45	1	49

Denominator for Diluted Earnings Per Share — Adjusted Weighted-Average Shares and Assumed Conversions	3,165	3,315	3,180	3,333

Basic Earnings Per Share	$.37	$.16	$.94	$.47

Diluted Earnings Per Share	$.37	$.15	$.94	$.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MAXCO, INC. AND SUBSIDIARIES

NOTE 7 — Comprehensive Income

      The components of comprehensive income for the three and six months ended September 30, 1999 and 1998 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

	(in thousands)

Net earnings	$1,277	$609	$3,185	$1,737

Unrealized losses on marketable securities	(12)	14	(48)	8

	$1,265	$623	$3,137	$1,745

      The components of accumulated comprehensive income, net of related tax at September 30, 1999 and March 31, 1999 are as follows:

	September 30,	March 31,
	1999	1999

	(in thousands)

Unrealized gains (losses) on marketable securities	$(39)	$9

NOTE 8 — Industry Segment Information

      The following summarizes Maxco’s industry segment information:

	September 30,	March 31,
	1999	1999

	(in thousands)

Identifiable assets:

Distribution — construction supplies	$41,280	$21,275

Heat treating	27,720	26,211

Packaging products	6,983	7,402

Corporate and other	13,853	14,398

Investments and advances	17,527	16,144

Total Identifiable Assets	$107,363	$85,430

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MAXCO, INC. AND SUBSIDIARIES

NOTE 8 — Industry Segment Information — Continued

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

Net sales:

Distribution — construction supplies	$33,240	$22,867	$62,653	$45,764

Heat treating	9,702	8,258	19,786	16,660

Packaging products	4,203	4,346	8,599	8,661

Corporate and other	82	82	165	164

Total Net Sales	$47,227	$35,553	$91,203	$71,249

Operating earnings (loss):

Distribution — construction supplies	$2,421	$1,550	$4,480	$3,472

Heat treating	930	600	2,379	1,299

Packaging products	(26)	(125)	(49)	(259)

Corporate and other	(848)	(579)	(1,479)	(1,145)

Total Operating Earnings	$2,477	$1,446	$5,331	$3,367

Depreciation and amortization expense:

Distribution — construction supplies	$448	$169	$871	$321

Heat treating	481	333	963	653

Packaging products	180	172	354	343

Corporate and other	90	54	180	108

Total Depreciation And Amortization Expense	$1,199	$728	$2,368	$1,425

Capital expenditures:

Distribution — construction supplies	$1,412	$928	$2,750	$1,274

Heat treating	1,671	1,529	2,696	3,019

Packaging products	278	342	497	440

Corporate and other	2	4	9	31

Total Capital Expenditures	$3,363	$2,803	$5,952	$4,764

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MAXCO, INC. AND SUBSIDIARIES
SEPTEMBER 30, 1999

Material Changes in Financial Condition

      Operating activities generated $1.0 million in cash for the six months. Individual working capital component levels increased over the March 31, 1999 level, primarily due to the seasonally higher sales levels by the Company’s construction supplies unit (Ersco) as well as working capital components of an acquired business added to this unit.

      Investing activities included the purchase by Ersco, in April 1999, of a distributor of concrete construction products and accessories in the St. Louis market area. Cash was also used in investing activities during the quarter at Ersco to purchase equipment, primarily forms, used for rental to its customers and additional equipment for Maxco’s heat-treating unit (Atmosphere Annealing).

      During the quarter ended June 30, 1999, Integral Vision, Inc. (formerly Medar, Inc.), Maxco’s 24% owned affiliated company, sold its welding division for cash and debt. Consequently, payment was received of the full balance due of $750,000 on subordinated debentures held by Maxco.

      Net proceeds from additional long-term debt were used primarily to fund the acquisition of Ersco’s St. Louis branch and the purchase of equipment at Ersco and Atmosphere Annealing.

      At September 30, 1999, Maxco could borrow up to $33 million under its lines of credit of which $10.6 million was available at September 30, 1999.

      Beginning November 1999 Maxco will recognize its investment in Provant Inc. common stock as securities available for sale. These shares will be classified as available for sale and will no longer be considered restricted stock under FASB 115, as these securities will be saleable without restriction within one year. Consequently, the securities will be carried at fair value, with the unrealized gains and losses net of tax, reported as a separate component of stockholders’ equity. At September 30,1999 the unrealized gain of this stock was approximately $500,000 net of tax.

      The Company believes that its current financial resources, together with cash generated from operations and its available resources under its lines of credit, will be adequate to meet its cash requirements for the next year.

Material Changes in Results of Operations

Three Months Ended September 30, 1999 Compared to 1998

      Net sales increased to $47.2 million compared to $35.6 million in last year’s second quarter. Second quarter results reflect operating earnings of $2.5 million compared to $1.4 million for the comparable period in 1998. Net income was $1.3 million or $.37 per share assuming dilution compared to last year’s $609,000 or $.15 per share assuming dilution.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
MAXCO, INC. AND SUBSIDIARIES

      Higher sales in the current period occurred at Maxco’s construction supplies unit (Ersco) over the comparable 1998 period primarily as a result of an increase in same branch sales and sales generated by branches added since September 1998 in the St. Louis, Columbus, and Louisville metropolitan areas. A strong general construction market resulting from an overall stable and growing general economy, increased availability of federal highway repair dollars, as well as an increase in form rental revenues were primary reasons for the sales increase. On a comparable basis, sales at Atmosphere Annealing increased in part because last year’s sales levels were depressed due to a labor strike at one of its automotive customers. Additionally, sales of coating and other services increased due to greater processing capabilities of equipment and facilities recently placed in service.

      Consolidated gross profit (net sales less cost of sales and operating expenses) increased to $10.7 million or approximately 23% of sales from $7.4 million or 21% of sales. The construction supplies unit generated additional gross profit in the current period over last year due to its increased sales level. Gross margin at this unit was higher in the current quarter due primarily to the increase in sales of higher margin products such as rentals and associated accessories. A higher proportion of these sales were from inventory which generally have a higher margin as compared to sales made on a direct shipment basis. The higher sales from inventory were due in part to sales by Ersco’s newly acquired St. Louis branch being primarily from inventory. Improvements in gross margin also occurred at Maxco’s heat-treating unit as efficiency improvements resulting from the completion of certain major capital projects were realized.

      Selling, general, and administrative expenses increased to $7.0 million from $5.2 million. The increase is primarily attributable to the construction supplies segment due to additional operating costs associated with new locations, costs of additional selling activities, increases in staffing levels, and other expenses incurred to support the planned growth of this unit.

      The increase in depreciation expense in 1999 was attributable to depreciation by Ersco on purchases of rental forms and shoring equipment and depreciation of assets from its acquired businesses, as well as depreciation by Atmosphere Annealing on new equipment, including a new coating line, additional furnaces, and facility improvements since September of last year. The increase in amortization expense was attributable to the goodwill recorded as a result of acquisitions by Ersco since September of last year.

      As a result of the above, operating earnings increased to approximately $2.5 million from $1.4 million in last year’s comparable period.

      Net interest expense increased in 1999 from the prior year quarter due to additional long-term borrowings and reduction in marketable securities, the proceeds of which were used primarily for additional purchases of property and equipment and the purchase of businesses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
MAXCO, INC. AND SUBSIDIARIES

      Equity in earnings of affiliates increased primarily because of higher net income at Integral Vision for the current three-month period. Integral Vision’s net income for the three months ended September 30, 1999 was $1.1 million compared to a net loss of $1.1 million for the three months ended September 30, 1998.

Six Months Ended September 30, 1999 Compared to 1998

      Net sales increased to $91.2 million compared to $71.2 million in last year’s comparable six-month period. Results for this period include operating earnings of $5.3 million compared to $3.4 million for the comparable period in 1998. Net income was $3.2 million or $.94 per share assuming dilution compared to last year’s $1.7 million or $.46 per share assuming dilution.

      Higher sales in the current period occurred at Maxco’s construction supplies unit (Ersco) over the comparable 1998 period primarily as a result of a 10.5% increase in same branch sales, and sales of approximately $12.1 million generated by branches added since September 1998 in the St. Louis, Columbus, and Louisville metropolitan areas. A strong general construction market resulting from an overall stable and growing general economy, increased availability of federal highway repair dollars, as well as an increase in form rental revenues were primary reasons in the increase in same branch sales for the six months. Sales at Atmosphere Annealing increased in the current six-month period over the comparable six-month period last year in part because last year’s sales levels were depressed due to a labor strike at one of its automotive customers. Additionally, sales of coating and other services increased due to greater processing capabilities of equipment and facilities recently placed in service.

      Consolidated gross profit (net sales less cost of sales and operating expenses) increased to $21.2 million or approximately 23% of sales from $14.9 million or 21% of sales. The construction supplies unit generated additional gross profit in the current period over last year due to its increased sales level. Gross margin at this unit was higher for the current six-month period due to increased sales of higher margin products such as rentals and associated accessories as well as higher percentage of sales from inventory. Inventory sales generally have higher margins as compared to sales on a direct shipment basis. The higher proportion of products sold from inventory was primarily attributable to Ersco’s acquisition of its St. Louis branch where sales are primarily made by this method. Improvements in gross margin also occurred at Maxco’s heat-treating unit as efficiency improvements resulting from the completion of certain major capital projects were realized.

      Selling, general, and administrative expenses increased to $13.5 million from $10.1 million. The increase was in large part attributable to the construction supplies segment. Additional operating costs associated with new locations and related selling activities were incurred as Ersco added four branches since September 1998. Additionally, staffing levels were increased at Atmosphere Annealing and Ersco to support their planned growth. At September 30,1999 Maxco’s total number of employees was 770 compared to 620 at September 30, 1998.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
MAXCO, INC. AND SUBSIDIARIES

      The increase in depreciation expense in 1999 was attributable to depreciation by Ersco on purchases of rental forms and shoring equipment well as assets of its acquired businesses. Additionally, depreciation by Atmosphere Annealing also increased as a result of new equipment including a new coating line, additional furnaces, and facility improvements placed in service since September of last year. The increase in amortization expense was attributable to the goodwill recorded as a result of acquisitions by Ersco since September of last year.

      As a result of the above, operating earnings increased to approximately $5.3 million from $3.4 million in last year’s comparable period.

      Net interest expense increased from the prior year due to additional long-term borrowings and reduction in marketable securities, the proceeds of which were used primarily for additional purchases of property and equipment and the purchase of businesses.

      On June 30, 1999, Integral Vision, Inc. (formerly Medar Inc.) sold its welding division for cash and debt. The gain recognized through September 30, 1999 on this transaction was $6.6 million. Integral Vision’s net income for the six months ended September 30, 1999 was $4.7 million compared to a net loss of $953,000 for the six months ended September 30, 1998. The increase in Integral Vision’s net income was the major reason that Maxco’s equity in affiliates, net of tax, increased $513,000 over the same period of the prior year.

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

      The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has addressed this risk to the availability and integrity of financial systems and the reliability of operational systems. Except for Ersco’s St. Louis operation, we believe that all of our date sensitive equipment is Year 2000 compliant and all major systems have been tested.

      Remediation costs are not expected to be significant. We estimate the total pre-tax costs to date relating to the Year 2000 issue are approximately $200,000. Separate from the Y2K issue, the Company has committed to upgrade Ersco’s business information system for approximately $800,000, which is expected to be completed by the first quarter of fiscal 2001. The portion of this upgrade assignable to Ersco’s St. Louis operation is approximately $145,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
MAXCO, INC. AND SUBSIDIARIES

      The Company believes its planning efforts are adequate to address the Year 2000 Issue and that its greatest risks in this area are primarily those that it cannot directly control, including the readiness of its major suppliers, customers and service providers. Failure on the part of any of these entities to timely remediate their Year 2000 Issues could result in disruptions in the Company’s supply of materials, disruptions in our customers’ ability to conduct business and interruptions to the Company’s daily operations. Management believes that its exposure to third party risk may be minimized to some extent because we obtain supplies from a variety of sources and no one supplier is significant to our operations. There can be no guarantee, however, that the systems of other third parties on which the Company’s systems and operations rely will be corrected on a timely basis and will not have a material adverse effect on the Company.

      The Company has contacted its major suppliers, customers, and service providers regarding their Year 2000 Issues. The Company believes this area is among its greatest risks, as information is received and evaluated, the Company has developed contingency plans, as deemed necessary, to safeguard its ongoing operations. Such contingency plans include identifying alternative suppliers or service providers, stockpiling certain inventories if alternative sources of supply are not available, and the addition of lending capacity if deemed necessary to finance higher levels of inventory or working capital on an interim basis. In addition, because the impact of the Year 2000 issue would occur for our construction segment at its seasonal slow period, we believe that we will have adequate inventory on hand at that unit, even if our alternative suppliers are adversely affected.

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

Quantitative and Qualitative Disclosures About Market Risk

      The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. Some of the Company’s interest expense is fixed through long-term borrowings to mitigate the impact of such potential exposure. Additionally, the Company entered into an interest rate swap agreement based on a notional amount of $5.0 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate long-term borrowings of $38.6 million at March 31, 1999. A 1% increase from the prevailing interest rates at March 31, 1999 on the unhedged variable rate portion of the Company’s long-term borrowings would increase interest expense by $339,000 based on principal balances at September 30, 1999.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings
None
Item 2.	Changes in Securities
None
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders was held on August 24, 1999. The matters voted upon were the election of directors and other business, which may come before the meeting (of which there was none). The results of votes were as follows:
Election of directors:

	For	Withheld

Max A. Coon	3,207,312	13,480

Eric L. Cross	3,207,312	13,480

Charles J. Drake	3,207,312	13,480

Joel I Ferguson	3,207,267	13,525

Richard G. Johns	3,207,267	13,525

Vincent Shunsky	3,207,312	13,480

J. Michael Warren	3,207,312	13,480

Michael W. Wisti	3,207,312	13,480

Andrew S. Zynda	3,206,812	13,980

Item 5.	Other Information
None
Item 6(a)	Exhibits
3	Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.
3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).
4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

PART II

OTHER INFORMATION (Continued)

4.3	Resolution authorizing the redemption of Series Two Preferred Stock and establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.
4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.
4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.
10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 1988.
10.9	Asset purchase agreement — Wright Plastic Products, Inc. is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.
10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996 is hereby incorporated by reference from Form 10-Q dated November 14, 1996.
10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 8-K dated January 17, 1997.
10.12	Asset purchase agreement — Axson North America, Inc. is hereby incorporated by reference from Form 10-Q dated February 14, 1997.
10.13	Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.
10.14	Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.
10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.
10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998 is hereby incorporated by reference from Form 10-K dated June 24, 1998.

PART II

OTHER INFORMATION (Continued)

10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.
10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.
10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999, is hereby incorporated by reference from Form 10-K dated June 23, 1999.
10.20*	Fifth amendment to amended and restated loan agreement between Comerica bank and Maxco, Inc. dated September 1, 1999.
27*	Financial Data Schedule
Item 6(b)	Reports on Form 8-K
None

*Filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXCO, INC.

Date: November 12, 1999	/s/ VINCENT SHUNSKY -------------------------------------------------------- Vincent Shunsky, Vice President-Finance and Treasurer (Principal Financial and Accounting Officer)