Form 10-Q
period 1999-12-31
MAXCO INC
filed 2000-02-11
CIK 78966

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 1999

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

Yes X	No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2000

Common Stock	3,151,195 shares

PART I

FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

MAXCO, INC. AND SUBSIDIARIES

	December 31,
	1999	March 31,
	(Unaudited)	1999

	(in thousands)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,153	$1,122

Accounts and notes receivable, less allowance of $419,000 ($558,000 at March 31, 1999)	24,133	19,814

Inventories	8,323	5,010

Prepaid expenses and other	1,071	608

TOTAL CURRENT ASSETS	34,680	26,554

MARKETABLE SECURITIES — LONG TERM	8,545	2,501

PROPERTY AND EQUIPMENT

Land	732	732

Buildings	12,367	11,152

Machinery, equipment, and fixtures	39,119	30,814

	52,218	42,698

Allowances for depreciation	(13,931)	(10,799)

	38,287	31,899

OTHER ASSETS

Investments	14,444	16,144

Notes and contracts receivable and other	4,435	3,996

Intangibles	4,310	4,336

	23,189	24,476

	$104,701	$85,430

	December 31,
	1999	March 31,
	(Unaudited)	1999

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable	$226	$226

Accounts payable	10,292	10,489

Employee compensation	2,595	2,192

Taxes, interest, and other liabilities	2,173	1,726

Current maturities of long-term obligations	4,010	2,063

TOTAL CURRENT LIABILITIES	19,296	16,696

LONG-TERM OBLIGATIONS, less current maturities	44,036	32,856

DEFERRED INCOME TAXES	3,361	1,734

STOCKHOLDERS’ EQUITY

Preferred stock:

Series Three: 10% cumulative redeemable, $60 face value; 14,799 shares issued and outstanding (14,876 at March 31, 1999)	679	683

Series Four: 10% cumulative redeemable, $51.50 face value; 46,414 shares issued and outstanding	2,390	2,390

Series Five: 10% cumulative redeemable, $120 face value; 6,648 shares issued and outstanding	798	798

Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, issued — none

Common stock, $1 par value; 10,000,000 shares authorized,

3,151,195 issued shares (3,219,995 at March 31, 1999)	3,151	3,220

Net unrealized gain on marketable securities	1,962	9

Retained earnings	29,028	27,044

	38,008	34,144

	$104,701	$85,430

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)

Maxco, Inc. and Subsidiaries

	Three Months Ended December 31,

	1999	1998
	(Unaudited)	(Unaudited)

	(in thousands, except per share data)
Net sales	$33,963	$29,697

Costs and expenses:

Cost of sales and operating expenses	25,754	22,763

Selling, general and administrative	6,697	5,234

Depreciation and amortization	1,249	860

	33,700	28,857

Operating Earnings	263	840

Other income (expense) Investment and interest income	144	196

Interest expense	(939)	(698)

Income (Loss) Before Federal

Income Taxes and Equity in Earnings of Affiliates	(532)	338

Federal income tax expense (benefit)	(149)	129

Income (Loss) Before Equity in Earnings of Affiliates	(383)	209

Equity in earnings (losses) of affiliates, net of tax	(110)	(80)

Net Income (Loss)	(493)	129

Less preferred stock dividends	(102)	(102)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	(595)	27

Net Income (Loss) Per Common Share — Basic	$(.19)	$.01

Net Income (Loss) Per Common Share — Assuming Dilution	$(.19)	$.01

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Condensed)

Maxco, Inc. and Subsidiaries

	Nine Months Ended December 31,

	1999	1998
	(Unaudited)	(Unaudited)

	(in thousands, except per share data)
Net sales	$125,166	$100,946

Costs and expenses:

Cost of sales and operating expenses	95,799	79,117

Selling, general and administrative	20,156	15,337

Depreciation and amortization	3,617	2,285

	119,572	96,739

Operating Earnings	5,594	4,207

Other income (expense) Investment and interest income	433	668

Interest expense	(2,522)	(1,929)

Income Before Federal

Income Taxes and Equity in Earnings of Affiliates	3,505	2,946

Federal income tax expense	1,258	1,042

Income Before Equity in Earnings of Affiliates	2,247	1,904

Equity in earnings (losses) of affiliates, net of tax	445	(38)

Net Income	2,692	1,866

Less preferred stock dividends	(306)	(306)

Net Income Applicable to Common Stock	2,386	1,560

Net Income Per Common Share — Basic	$.75	$.48

Net Income Per Common Share — Assuming Dilution	$.75	$.47

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)

Maxco, Inc. and Subsidiaries

	Nine Months Ended December 31,

	1999	1998
	(Unaudited)	(Unaudited)

	(in thousands)
Operating Activities

Net Income	$2,692	$1,866

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and other non-cash items	3,580	2,303

Changes in operating assets and liabilities	(4,071)	(2,713)

Net Cash Provided By Operating Activities	2,201	1,456

Investing Activities

Purchase of businesses	(4,587)	(2,700)

Payment received on note receivable	750

Redemption of (investment in) marketable securities	(28)	5,650

Investment in affiliates	(833)	(3,881)

Advances to affiliates	(780)

Purchases of property and equipment	(9,140)	(6,971)

Sale of Investment		2,160

Other	102	152

Net Cash Used In Investing Activities	(14,516)	(5,590)

Financing Activities

Proceeds from long-term obligations	15,386	5,645

Proceeds from restricted cash for acquisitions of equipment		1,088

Repayments on long-term obligations and notes payable	(2,258)	(1,298)

Changes in capital stock	(476)	(839)

Dividends paid on preferred stock	(306)	(306)

Net Cash Provided by Financing Activities	12,346	4,290

Increase in Cash and Cash Equivalents	31	156

Cash and Cash Equivalents at Beginning of Period	1,122	1,040

Cash and Cash Equivalents at End of Period	$1,153	$1,196

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAXCO, INC. AND SUBSIDIARIES
DECEMBER 31, 1999
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

NOTE 2 — Inventories

The major classes of inventories, at the dates indicated were as follows:

	December 31,	March 31,
	1999	1999

	(unaudited)
	(in thousands)
Raw materials	$528	$732

Finished goods and work in progress	1,272	1,283

Purchased products for resale	6,523	2,995

	$8,323	$5,010

NOTE 3 — Marketable Securities

The Company classifies its marketable securities as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Beginning in November 1999, Maxco accounted for its investment in Provant Inc. common stock as securities available for sale, as these shares are no longer restricted stock as defined by FASB 115. At December 31,1999 the unrealized gain on this stock and other securities available for sale was approximately $1,962,000 net of deferred tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
Maxco, Inc. and Subsidiaries

NOTE 4 — Investment in Integral Vision, Inc.

On June 30, 1999, Integral Vision, Inc. (formerly Medar, Inc.), Maxco’s 25% owned affiliated company sold its welding division for cash and debt. Maxco recognized its proportionate share of the gain on this transaction as part of equity in earnings of affiliates. Also, as a result of this transaction, Maxco received payment on June 30, 1999 of the full balance due on subordinated debentures of $750,000.

NOTE 5 — Long Term Debt

At December 31, 1999 Maxco had available $6.3 million on its lines of credit which provide for up to $33.0 million for acquisitions and general corporate purposes.

NOTE 6 — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	1999	1998	1999	1998

	(in thousands, except per share data)
NUMERATOR:

Net income (loss)	$(493)	$129	$2,692	$1,866

Preferred stock dividends	(102)	(102)	(306)	(306)

Numerator for basic earnings per share—income (loss) available to common stockholders	(595)	27	2,386	1,560

Effect of dilutive securities:

Numerator for diluted earnings per share—income (loss) available to common stockholders after

assumed conversions	(595)	27	2,386	1,560

DENOMINATOR:

Denominator for basic earnings per share—weighted-average shares

	3,151	3,226	3,170	3,265

Effect of dilutive securities:

Employee stock options		36		45

Dilutive potential common shares		36		45

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	3,151	3,262	3,170	3,310

BASIC EARNINGS (LOSS) PER SHARE	$(.19)	$.01	$.75	$.48

DILUTED EARNINGS (LOSS) PER SHARE	$(.19)	$.01	$.75	$.47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MAXCO, INC. AND SUBSIDIARIES

NOTE 7 — Comprehensive Income

The components of comprehensive income for the three and nine months ended December 31, 1999 and 1998 are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	1999	1998	1999	1998

	(in thousands)
Net earnings (loss)	$(493)	$129	$2,692	$1,866

Unrealized gains (losses) on marketable securities	2,001	(21)	1,953	(13)

	$1,508	$108	$4,645	$1,853

The components of accumulated comprehensive income, net of related tax at December 31, 1999 and March 31, 1999 are as follows:

	December 31,	March 31,
	1999	1999

	(in thousands)
Unrealized gains on marketable securities	$1,962	$9

NOTE 8 — INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

	December 31,	March 31,
	1999	1999

	(in thousands)
Identifiable assets:

Distribution — construction supplies	$33,132	$21,275

Heat treating	28,816	26,211

Packaging products	6,579	7,402

Corporate and other	21,729	14,398

Investments and advances	14,445	16,144

Total Identifiable Assets	$104,701	$85,430

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MAXCO, INC. AND SUBSIDIARIES

NOTE 8 — INDUSTRY SEGMENT INFORMATION — Continued

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	1999	1998	1999	1998

	(in thousands)
Net sales:

Distribution — construction supplies	$20,524	$16,744	$83,177	$62,508

Heat treating	9,793	9,087	29,579	25,746

Packaging products	3,562	3,782	12,161	12,443

Corporate and other	84	84	249	249

Total Net Sales	$33,963	$29,697	$125,166	$100,946

Operating earnings (loss):

Distribution — construction supplies	$86	$467	$4,565	$3,938

Heat treating	1,321	1,035	3,700	2,334

Packaging products	(514)	(302)	(562)	(561)

Corporate and other	(630)	(360)	(2,109)	(1,504)

Total Operating Earnings	$263	$840	$5,594	$4,207

Depreciation and amortization expense:

Distribution — construction supplies	$489	$277	$1,360	$598

Heat treating	481	359	1,444	1,012

Packaging products	192	163	546	506

Corporate and other	87	61	267	169

Total Depreciation and Amortization Expense	$1,249	$860	$3,617	$2,285

Capital expenditures:

Distribution — construction supplies	$1,413	$376	$4,163	$1,651

Heat treating	1,637	1,611	4,332	4,629

Packaging products	119	216	617	656

Corporate and other	19	4	28	35

Total Capital Expenditures	$3,188	$2,207	$9,140	$6,971

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MAXCO, INC. AND SUBSIDIARIES
DECEMBER 31, 1999

MATERIAL CHANGES IN FINANCIAL CONDITION

Operating activities generated $2.2 million in cash for the nine months. Individual working capital component levels increased over the March 31, 1999 level, primarily due to the higher sales levels by the Company’s construction supplies unit (Ersco) as well as the addition of working capital components of acquired businesses added to this unit.

Investing activities included the purchases by Ersco of businesses in the St. Louis market area. Cash was also used in investing activities during the nine months at Ersco to purchase forms used for rental to its customers and additional equipment for Maxco’s heat-treating unit (Atmosphere Annealing).

During the quarter ended June 30, 1999, Integral Vision, Inc. (formerly Medar, Inc.), Maxco’s 25% owned affiliated company, sold its welding division for cash and debt. Consequently, payment was received of the full balance due of $750,000 on subordinated debentures held by Maxco.

Net proceeds from additional long-term debt were used primarily to fund the acquisition of Ersco’s St. Louis branch and the purchase of equipment at Ersco and Atmosphere Annealing.

At December 31, 1999 Maxco had available $6.3 million on its lines of credit which provide for up to $33.0 million for acquisitions and general corporate purposes.

Beginning in November 1999 Maxco accounted for its investment in Provant Inc. common stock as securities available for sale as these shares are no longer restricted stock as defined by FASB 115. Consequently, the securities are carried at fair value with the unrealized gains and losses net of tax, reported as a separate component of stockholders’ equity. At December 31,1999 the unrealized gain on this stock was approximately $2.0 million net of tax.

The Company believes that its current financial resources, together with cash generated from operations and its available resources under its lines of credit, will be adequate to meet its cash requirements for the next twelve months.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended December 31, 1999 Compared to 1998

Net sales increased to $34.0 million compared to $29.7 million in last year’s third quarter. Third quarter results reflect operating earnings of $263,000 compared to $840,000 for the comparable period in 1998. Net loss was $493,000 or $.19 per share assuming dilution compared to last year’s net income of $129,000 or $.01 per share assuming dilution.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
MAXCO, INC. AND SUBSIDIARIES

Higher sales in the current period occurred at Maxco’s construction supplies unit (Ersco) over the comparable 1998 period primarily as a result of sales generated by branches added since the third quarter of last year in the St. Louis and Columbus metropolitan areas. Sales at Atmosphere Annealing and Pak-Sak were relatively comparable with the prior year comparable period.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased to $8.2 million or approximately 24% of sales from $6.9 million or 23% of sales. The construction supplies unit generated additional gross profit in the current period over last year due to its increased sales level. Gross margin at this unit was higher in the current quarter due primarily to the increase in sales of higher margin products such as rentals and associated accessories. A higher proportion of these sales were from inventory which generally have a higher margin as compared to sales made on a direct shipment basis. The higher proportion of sales from inventory were attributable in part to the recently acquired St. Louis branches of Ersco. Improvements in gross margin also occurred at Maxco’s heat-treating unit as efficiency improvements resulting from the completion of certain major capital projects were realized.

Selling, general, and administrative expenses increased to $6.7 million from $5.2 million. The increase is primarily attributable to the construction supplies segment due to additional operating costs associated with new locations, increases in staffing levels, and other expenses incurred to support the planned growth of this unit.

The increase in depreciation expense in 1999 was attributable to depreciation by Ersco on purchases of rental forms and shoring equipment and depreciation of assets from its acquired businesses, as well as depreciation by Atmosphere Annealing on new equipment, including a new coating line, additional furnaces, and facility improvements made late in the prior year. The increase in amortization expense was attributable to the goodwill recorded as a result of acquisitions by Ersco since the third quarter of last year.

As a result of the above, operating earnings decreased to approximately $263,000 from $840,000 in last year’s comparable period.

Net interest expense increased in 1999 from the prior year quarter due to additional long-term borrowings and reduction in marketable securities, the proceeds of which were used primarily for additional purchases of property and equipment and the purchase of businesses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Maxco, Inc. and Subsidiaries

Nine Months Ended December 31, 1999 Compared to 1998

Net sales increased to $125.2 million compared to $100.9 million in last year’s comparable nine-month period. Results for this period include operating earnings of $5.6 million compared to $4.2 million for the comparable period in 1998. Net income was $2.7 million or $.75 per share assuming dilution compared to last year’s $1.9 million or $.47 per share assuming dilution.

Higher sales in the current nine-month period occurred at Maxco’s construction supplies unit (Ersco) over the comparable 1998 period primarily as a result of a 8.1% increase in same branch sales, and sales of approximately $15.6 million generated by branches added since the third quarter of last year in the St. Louis, Columbus, and Louisville metropolitan areas. A strong general construction market resulting from an overall stable and growing general economy, increased availability of federal highway repair dollars, as well as an increase in form rental revenues were primary reasons for the increase in same branch sales for the nine months. Sales at Atmosphere Annealing increased in the current nine-month period over the comparable nine-month period last year in part because last year’s sales levels were depressed due to a labor strike at one of its automotive customers. Additionally, sales of coating and other services increased due to greater processing capabilities of equipment and facilities recently placed in service.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased to $29.4 million or approximately 23% of sales from $21.8 million or 22% of sales. The construction supplies unit generated additional gross profit in the current period over last year due to its increased sales level. Gross margin at this unit was higher for the current nine-month period due to increased levels of rental revenues, sales of higher margin products, as well as a higher proportion of sales from inventory. Inventory sales generally have higher margins as compared to sales on a direct shipment basis. The higher proportion of products sold from inventory was primarily attributable to Ersco’s acquisition of its St. Louis branch where sales are primarily made on this basis. Improvements in gross margin also occurred at Maxco’s heat-treating unit as efficiency improvements resulting from the completion of certain major capital projects were realized.

Selling, general, and administrative expenses increased to $20.2 million from $15.3 million. The increase was in large part attributable to the construction supplies segment where selling expenses were higher due to increased sales. Also, additional operating costs associated with its new locations and their related selling activities were incurred since the third quarter of last year. Additionally, staffing levels were increased at Atmosphere Annealing and Ersco to support their planned growth. At December 31,1999 Maxco’s total number of employees was 795 compared to 670 at December 31, 1998.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
MAXCO, INC. AND SUBSIDIARIES

The increase in depreciation expense in 1999 was attributable to depreciation by Ersco on purchases of rental forms and shoring equipment as well as assets of its acquired businesses. Additionally, depreciation by Atmosphere Annealing also increased as a result of new equipment including a new coating line, additional furnaces, and facility improvements placed in service late in the prior year. The increase in amortization expense was attributable to the goodwill recorded as a result of acquisitions by Ersco since the third quarter of last year.

As a result of the above, operating earnings increased to approximately $5.6 million from $4.2 million in last year’s comparable period.

Net interest expense increased from the prior year due to additional long-term borrowings and reduction in marketable securities, the proceeds of which were used primarily for additional purchases of property and equipment and the purchase of businesses.

NEW FINANCIAL ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities. Statement 137 is effective for fiscal years beginning after June 15, 2000. The Company expects to adopt the new statement effective April 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. The Company has not evaluated the potential effect the adoption of this statement will have on its results of operations or financial condition.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. Some of the Company’s interest expense is fixed through long-term borrowings to mitigate the impact of such potential exposure. Additionally, the Company entered into an interest rate swap agreement based on a notional amount of $5.0 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate long-term borrowings of $43.2 million at December 31, 1999. A 1% increase from the prevailing interest rates at December 31, 1999 on the unhedged variable rate portion of the Company’s long-term borrowings would increase interest expense by $386,000 based on principal balances at December 31, 1999.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6(a)	Exhibits

3	Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.3	Resolution authorizing the redemption of Series Two Preferred Stock and establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

PART II
OTHER INFORMATION (CONTINUED)

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.9	Asset purchase agreement — Wright Plastic Products, Inc. is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.

10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996 is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 8-K dated January 17, 1997.

10.12	Asset purchase agreement — Axson North America, Inc. is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

10.13	Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.14	Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998 is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

PART II
OTHER INFORMATION (Continued)

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999, is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.20	Fifth amendment to amended and restated loan agreement between Comerica bank and Maxco, Inc. dated September 1, 1999, is hereby incorporated by reference from Form 10-Q dated November 12, 1999.

27*	Financial Data Schedule

Item 6(b)	Reports on Form 8-K None

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXCO, INC.

Date:	February 11, 1999	/S/ VINCENT SHUNSKY

Vincent Shunsky, Vice President-Finance and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

EX-27	Financial Data Schedule