Form 10-K405
period 2000-03-31
MAXCO INC
filed 2000-07-14
CIK 78966

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

      For the fiscal year ended March 31, 2000

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number   0-2762

MAXCO, INC.
(Exact Name of Registrant as Specified in its Charter)

Michigan	38-1792842

(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1118 Centennial Way, Lansing, Michigan	48917

(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code:	(517) 321-3130

Securities registered pursuant to Section 12(b) of the Act:

Title of each class NONE	Name of each exchange on which registered NONE

Securities registered pursuant to Section 12(g) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

Common stock	Series Three Preferred Stock

(Title of Class)	(Title of Class)

Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.

Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 2000: $12,955,389.

At May 31, 2000, there were 3,101,195 outstanding shares of Registrant’s common stock.

Documents Incorporated By Reference

Portions of the annual proxy statement for the year ended March 31, 2000 are incorporated by reference into Part III.

Documents Incorporated By Reference
PART III
PART IV
SIGNATURES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX
Sixth Amendment to Agreement Dated 7/12/00
Subsidiaries of the Registrant
Consent of Independent Auditors
Financial Data Schedule

MAXCO, INC.
ANNUAL REPORT ON FORM 10-K

ITEM		PAGE

1	Business	3

2	Properties	7

3	Legal Proceedings	8

4	Submission of Matters to a Vote of Security Holders	8

5	Market for Registrant’s Common Equity and Related Shareholder Matters	8

6	Selected Financial Data	9

7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

7A	Quantitative and Qualitative Disclosures About Market Risk	15

8	Financial Statements and Supplemental Data	15

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	15

10	Directors and Executive Officers of the Registrant	15

11	Executive Compensation	15

12	Security Ownership of Certain Beneficial Owners and Management	15

13	Certain Relationships and Related Transactions	15

14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	15

	Signatures	17

	List of Financial Statements and Financial Statement Schedules	19

PART I

ITEM 1 — BUSINESS
Maxco, Inc. (“the Company”) is a Michigan corporation incorporated in 1946. Maxco currently operates in three business segments: construction supplies, heat-treating, and packaging products. Maxco’s businesses include Ersco Corporation, a distributor of construction supplies; Atmosphere Annealing Inc., a production metal heat treating service company; and Pak-Sak Industries Inc., which makes polyethylene packaging. Maxco also has investments in three real estate related companies: L/M Associates, LLC, LandEquities Corporation, and Nilson Builders. In addition to real estate, Maxco also has investments representing less than majority interests in the following: a registered investor advisory firm; a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the internet; a company offering a business-to-business vertical web portal designed to bring solution-seekers together with solution-providers; a company in the business of selling, leasing, and servicing lift trucks; three technology-related businesses; and two energy-related businesses.

During the year ended March 31, 2000, the Company continued to expand its construction supplies segment through the purchase of property and equipment at its existing branches and the purchase of two businesses. Maxco also added capacity at its heat-treating company through the purchase of property and equipment.

Additionally, Maxco invested in Phoenix Financial Group, LTD and its subsidiary Cambridge Group Investments, LTD (dba Bondpage.com), a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the Internet. The Company also made an investment in MYOEM.COM, a company offering a business-to-business vertical web portal designed to bring solution-seekers together with solution-providers. Maxco also made additional investments in Foresight Solutions, Inc. In relation to the Company’s 7% interest in Axson, S.A. of France, the majority shareholders of Axson began negotiations with Axson management in the fourth quarter of fiscal 2000, for a management buyout of the existing shareholders interests. As such, Maxco classified its investment in Axson as available for sale at March 31, 2000 and adjusted its carrying amount to its estimated fair value which resulted in a $860,000 charge. This transaction is subject to approval by the French government and is expected to be completed in July 2000.

The Company had several notable events occur during the year ended March 31, 1999. Maxco’s construction supplies segment purchased a business in the Columbus, Ohio market. In addition, Maxco acquired a one-third interest in Blasen Brogan Asset Management Company, a Lansing, Michigan based registered investor advisory firm; acquired a 50% equity interest in and agreed to finance certain debt of Mid-State Industrial Services, Inc., which is in the business of selling, leasing, and servicing lift trucks; and acquired a 40% equity interest in Foresight Solutions, Inc. (acquired an additional 10% in November 1999), a developer of accounting software and e-business solutions for small to medium size businesses. The Company also made additional investments in its real estate activity as it acquired a 50% interest in LandEquities and Nilson Builders, companies that manage, develop, and build commercial and residential property.

The Company sold its 45% equity interest in Strategic Interactive, Inc. to Provant, Inc. for cash and approximately 249,000 shares of Provant’s stock in October 1998 when Provant acquired 100% of the stock of Strategic Interactive.

Maxco’s investment activities during the year ended March 31, 1998 included the following: acquiring a 50% interest in Robinson Oil Company, LLC, which is in the business of acquiring and developing oil and gas interests; and acquiring a 33% interest in AMI Energy, Inc., which is a retail energy marketing and consulting firm.

CONSTRUCTION SUPPLIES
Ersco Corporation

Ersco Corporation distributes concrete construction products and accessories, fabricates reinforcing steel and rents concrete forms used in road and commercial building construction. Their products include reinforcing steel rod and mesh, expansion fiber and concrete curing compounds, as well as custom fabrication of steel (rod and mesh) and fiber products used in concrete paving and construction. The geographic market is the Midwest, primarily in Michigan, Illinois, Indiana, Kansas, Kentucky, Missouri, Ohio, and Wisconsin. Warehouses are located in Detroit, Grand Rapids, Saginaw and Traverse City, Michigan; South Bend, Indiana; Louisville, Kentucky; Columbus, Ohio; Milwaukee, Wisconsin; and St. Louis, Missouri. A sales office is located in metropolitan Chicago, which specializes in product sales to highway contractors on a direct shipment basis from the manufacturers. Ersco acquired branch locations in the St. Louis, Missouri metropolitan area on April 1, 1999 and November 1, 1999. Competition is intense and larger project orders are secured on a competitive bid basis. During the years ended March 31, 2000, 1999, and 1998, net sales of the construction supplies group were approximately 64%, 58% and 49%, respectively, of consolidated net sales.

This segment is not dependent on any patents, trademarks, licenses, franchises, or concessions and is not dependent upon a single or a few customers, the loss of which would have a significant adverse effect on the segment.

Units of this segment may carry significant amounts of inventory to meet delivery requirements of customers. Inventories of this segment were equivalent to 69 days sales on hand and represented 78% of Maxco’s total inventories at March 31, 2000. Credit policies have been established that provide for extension of credit and collection of amounts due. The Company’s general policy requires payment within 30 days of invoice date. Adherence to these policies results in accounts receivable levels that generally change with volume levels. However, the collection periods may be extended by prior agreement to accommodate customer cash flows. Where applicable, accounts receivable are secured by perfected lien rights and payment bonds.

The volume of the construction supplies unit in the third and fourth quarters is generally lower due to reduced construction activity during the winter months in the unit’s market area. Historically, the activities of this segment have generally followed the economic cycles within the respective business unit’s market area.

Generally, the distribution segment of the Company does not enter into specific long-term contracts with its customers. As such, no backlog exists for this segment.

HEAT TREATING
Atmosphere Annealing, Inc.

Atmosphere Annealing, Inc. provides metal heat treating, phosphate coating and bar shearing and sawing services to the cold forming, stamping, forging and casting industries. Its services are sold through Atmosphere’s own sales personnel and outside sales representatives, primarily to automotive companies and automotive suppliers. This unit’s facilities are located in Lansing, Michigan; Canton, Ohio; and North Vernon, Indiana.

Since Atmosphere is a service business, inventory levels for this segment are traditionally small and consist mainly of steel inventory, various lubricants and other materials used in the heat treating, phosphate coating or bar shearing and sawing process. Inventories of this segment represent 7% of Maxco’s total inventories at March 31, 2000. In addition to pickup and delivery of consigned inventory by its customers, Atmosphere maintains its own trucks, which are in operation 24 hours a day throughout the Midwest to insure prompt pickup and delivery.

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

This unit’s response time to its customer just-in-time requirements does not result in significant backlog for this segment. Growth is possible by this unit in the future due to its customers’ outsourcing of high volume heat treating services. These services are usually outsourced by Atmosphere’s customers because of extensive storage requirements, costs, and other issues.

Sales for this unit are fairly consistent throughout the year with the exception of lower volume during model changeovers for its automotive customers in July, and during the winter holiday season. Sales to a single or a few customers are significant to this segment. This segment accounted for approximately 26%, 29%, and 33% of consolidated net sales for the years ended March 31, 2000, 1999, and 1998, respectively.

PACKAGING PRODUCTS
Pak-Sak Industries, Inc.

Pak-Sak Industries, Inc. extrudes polyethylene film and converts it into a variety of polyethylene bags and packaging materials. A smaller portion of the business is the purchase and resale of film products produced by other companies. Manufactured products are both printed and plain. Products are sold primarily throughout the Midwest area by its own sales personnel, manufacturers’ representatives, and paper jobbers. Manufacturing facilities are located in Sparta, Michigan.

The customers served by this unit are primarily industrial customers, food packagers, and specialty distributors. This segment’s business is primarily affected by changing consumer demands and the general condition of the economy. The business of this segment is relatively stable within the economic cycle of industry in general.

Inventory levels of this segment tend to be in proportion to the level of sales activity. Total inventories of this segment were equivalent to 37 days sales on hand and represented 15% of Maxco’s total inventories at March 31, 2000. Credit policies are enforced to help insure that increases in accounts receivable are primarily related to volume increases.

This unit’s response time to its customers’ just-in-time inventory requirements, which may change on a daily basis, does not result in significant backlog for this segment.

Sales of packaging products to a single customer were not significant for the years ended March 31, 2000, 1999, and 1998. The segment is not dependent on any patents, trademarks, licenses, franchises, or concessions. This segment accounted for approximately 10%, 13%, and 18% of consolidated net sales for the years ended March 31, 2000, 1999, and 1998, respectively.

For additional information regarding the Company’s industry segments, see Note 10 to “Notes to Consolidated Financial Statements.”

INVESTMENT IN REAL ESTATE
Effective January 1, 1997, Maxco acquired a 50% interest in L/M Associates, LLC (L/M), a company formed to develop and lease real estate. L/M has an interest, along with other third party investors, in a real estate portfolio having an aggregate market value of approximately $141 million at March 31, 2000. This portfolio consists of properties located in central Michigan, and includes approximately 80 offices and retail buildings, and more than 155 acres of property zoned for commercial retail development and residential building sites.

In 1999, the Company made additional investments in related real estate businesses as it acquired a 50% interest in LandEquities Corporation (LandEquities) and Nilson Builders and Associates, Inc. (Nilson).

LandEquities is primarily engaged in construction, management, leasing, and space planning for its clients including the L/M Company’s portfolio. Nilson is a residential homebuilder that constructs custom single family homes as well as pre-designed homes.

The following table details key statistics related to properties in the real estate portfolio of Maxco’s joint venture.

	Year Ended March 31, 2000

	(in thousands)
	Completed		Under Development

Square footage	836		191

Net rental income	$11,200	(1)

Estimated fair market value	$92,900	(2)	$25,100

Outstanding debt	$67,000		$18,400

Funds from operations	$2,200	(1)

Land inventory			155 acres

Land value			$23,300

Outstanding debt on land			$11,300

(1)	Proforma net rental income and funds from operations based on full year occupancy of facilities.

(2)	Based on appraised value at the time of closing of end financing.

OTHER INVESTMENTS
In addition to its investment in various real estate entities, the Company has other investments in 50% or less owned affiliates.

Maxco’s equity interest is 20% or greater in the following companies and consequently is accounted for using the equity method: approximately a 25% interest in Integral Vision, Inc. (formerly Medar, Inc.), a company that develops, manufactures, and markets microprocessor-based process monitoring and control systems related to optical inspection for use in industrial manufacturing environments; a one-third interest in Blasen Brogan Asset Management Company, a Lansing, Michigan based registered investor advisory firm; approximately a 12.5% interest in Phoenix Financial Group, LTD and its subsidiary Cambridge Group Investments, LTD (dba Bondpage.com), a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the Internet; a 50% equity interest in Mid-State Industrial Services, Inc., which is in the business of selling, leasing, and servicing lift trucks; a 50% equity interest in Foresight Solutions, Inc., a developer of accounting software and e-business solutions for small to medium size businesses; a 50% interest in Robinson Oil Company, LLC, which is in the business of acquiring and developing oil and gas interests; and an interest in AMI Energy, Inc., which is a retail energy marketing and consulting firm.

Maxco owns approximately 6% of the common stock of MYOEM.COM, a company offering a business-to-business vertical web portal designed to bring solution-seekers together with solution-providers and consequently accounts for this investment using the cost method. Maxco has a 7% investment in Axson, S.A. of France (Axson), a manufacturer of resins and composite materials for advanced applications. In the fourth quarter of fiscal 2000, the majority shareholders of Axson began negotiations with Axson management for a management buyout of the existing shareholders interests. As such, Maxco classified its investment in Axson as available for sale at March 31, 2000 and adjusted its carrying amount to its estimated fair value which resulted in a $860,000 charge. This transaction is subject to approval by the French government and is expected to be completed in July 2000.

In November 1999, Maxco began accounting for its investment in Provant, Inc. common stock as securities available for sale as defined by FASB 115. Consequently, the securities are carried at market value with the unrealized gains and losses net of tax, reported as a separate component of stockholders’ equity. At March 31, 2000, the unrealized loss on this stock was approximately $822,000 net of tax.

RESEARCH AND DEVELOPMENT
Expenditures on research activities related to development or improvement of products were not significant.

MAJOR CUSTOMERS
No sales to any single customer exceeded 10% of consolidated sales for 2000, 1999, or 1998.

ENVIRONMENTAL FACTORS
Compliance by Maxco and its operating subsidiaries with environmental protection laws had no material effect on capital expenditures, earnings, or competitive position.

EMPLOYEES
At March 31, 2000, Maxco and its wholly owned subsidiaries employed approximately 800 full time employees.

EXPORT SALES AND FOREIGN OPERATIONS
The Company and its operating subsidiaries had no foreign operations or material export sales during the years ended March 31, 2000, 1999, or 1998.

ITEM 2 — PROPERTIES
The following table provides information relative to the principal properties owned or leased by the Company and its operating subsidiaries as of March 31, 2000. The Company considers its facilities to be in good operating condition.

OWNED/
LOCATION	APPROXIMATE SIZE	LEASED	USE

DISTRIBUTION

Ersco Corporation

Okemos, MI	7,300 sq ft	Leased	Administrative offices

Southfield, MI	24,000 sq ft	Leased	Warehouse and distribution

Saginaw, MI	15,000 sq ft	Leased	Warehouse and distribution

Traverse City, MI	7,800 sq ft	Leased	Warehouse and distribution

Wyoming, MI	7,500 sq ft	Leased	Warehouse and distribution

Mishawaka, IN	21,200 sq ft on 1.3 acres	Owned(A)	Warehouse and distribution

Chicago, IL	1,850 sq ft	Leased	Direct highway sales office

Louisville, KY	11,400 sq ft	Leased	Warehouse and distribution

Columbus, OH	9,000 sq ft	Leased	Warehouse and distribution

Brookfield, WI	15,000 sq ft on 1.6 acres	Owned(A)	Warehouse and distribution

Brookfield, WI	5,900 sq ft on .75 acres	Owned(A)	Held for sale

Fairview Heights, IL	29,000 sq ft	Leased	Warehouse and distribution

Bridgeton, MO	6,000 sq ft	Leased	Warehouse and distribution

Maplewood, MO	7,500 sq ft	Leased	Warehouse and distribution

HEAT TREATING

Atmosphere Annealing, Inc.

Lansing, MI	145,000 sq ft	Leased	Plant and administrative offices

Lansing, MI	58,000 sq ft	Leased	Heat treating plant

Canton, OH	160,000 sq ft on 8 acres	Owned(A)	Heat treating plant

N. Vernon, IN	88,000 sq ft on 6 acres	Owned(A)	Heat treating plant

PACKAGING PRODUCTS

Pak-Sak Industries, Inc.

Sparta, MI	78,000 sq ft on 2.5 acres	Owned(A)	Manufacturing and administrative offices

Sparta, MI	12,000 sq ft	Leased	Manufacturing

CORPORATE

Maxco, Inc.

Lansing, MI	7,200 sq ft on 1.9 acres	Owned(A)	Executive offices

Thornapple Township, MI	150 acres	Owned	Held for investment

Lansing, MI	6,000 sq ft on 1.0 acre	Owned(A)	Leased to FinishMaster, Inc.

Eaton Rapids, MI	44,200 sq ft on 5 acres	Owned(A)	Leased to Axson, N.A.

Eaton Rapids, MI	9,300 sq ft on 1.5 acres	Owned	Leased to Axson, N.A.

(A)	Subject to a mortgage

Expiration dates of leases relative to the Company’s principal properties range from 2000 to 2016. Leases expiring within 12 months are expected to be renewed at substantially the same terms as the present leases.

ITEM 3 — LEGAL PROCEEDINGS
None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Maxco’s common stock trades on the Nasdaq Stock Market under the symbol MAXC. The approximate number of record and beneficial holders of Maxco’s common stock at May 31, 2000 was 1,500.

The range of high and low sales prices for the last two years as reported by NASDAQ were:

YEAR	QUARTER ENDED	HIGH	LOW

1998	March 31	11 — 1/2	7 — 1/2

	June 30	10 — 1/4	7

	September 30	9 — 3/8	7 — 1/4

	December 31	9	6

1999	March 31	8 — 3/4	5 — 1/2

	June 30	7 — 3/16	4 — 1/2

	September 30	8 — 1/2	5 — 7/8

	December 31	9 — 7/8	6 — 1/4

2000	March 31	10 — 3/4	6 — 5/8

No cash dividends on common stock have been paid during any period.

ITEM 6 — SELECTED FINANCIAL DATA

	Year Ended March 31,

	2000	1999	1998	1997	1996

		(in thousands, except share data)
Net sales	$156,490	$124,732	$102,544	$74,277	$59,330

Loss on investment (1)	(860)

Income (loss) from continuing operations before equity in income (loss) of affiliates	38	1,183	2,784	1,482	(1,098)

Equity in income (loss) of affiliates, net of tax	278	(395)	(1,373)	(250)	(1,501)

Income (loss) from continuing operations	316	788	1,411	1,232	(2,599)

Income (loss) from discontinued operations(2)(4)				21,322	(94)

Net income (loss)(2)	316	788	1,411	22,554	(2,693)

Net income (loss) per share:(3)
Continuing operations	$(.03)	$.12	$.30	$.26	$(.66)

Discontinued operations				5.20	(.02)

Net income (loss) per share(3)	(.03)	.12	.30	5.46	(.68)

At March 31:

Total assets	$100,420	$85,430	$76,055	$68,161	$57,531

Long-term obligations (net of current maturities)	22,390	32,856	27,698	16,027	26,815

Working capital	(7,687)	9,858	9,232	7,402	31,551

NOTES

(1)	Represents an $860,000 charge for the year ended March 31, 2000 for an adjustment of the Company's Axson investment to estimated fair value.

(2)	Includes a $22.0 million gain net of tax for the year ended March 31, 1997, from the sale of FinishMaster stock.

(3)	Net income (loss) per share amounts assume dilution for all years presented.

(4)	Maxco’s discontinued operations included Wright Plastic Products, Inc. a custom plastic injection molder and tool builder; Akemi, Inc., which formulates and compounds polyester and epoxy thermoset plastics; and FinishMaster, Inc. a distributor of automotive paints, coatings and paint-related accessories.

No cash dividends on common stock have been paid during any period.

The above selected financial data should be read in conjunction with the consolidated financial statements, which appear in Part II, Item 8 of this report.

ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the major elements relating to Maxco’s financial and operating results for 2000 compared with 1999, and 1999 compared with 1998. The comments that follow should be read in conjunction with Maxco’s Consolidated Financial Statements and related notes, contained in Part II, Item 8 of this report.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the securities Act of 1933 and Section 21 E of the Securities Act of 1934. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. These forward-looking statements represent the company’s best estimates as of the date of this report. The company assumes no obligation to update such estimates except as required by the rules and regulations of the Securities and Exchange Commission.

RESULTS OF OPERATIONS
2000 versus 1999
 Net sales increased to $156.5 million in 2000 compared to $124.7 million in 1999. Operating earnings were $4.0 million in 2000 compared to $3.0 million for the comparable period in 1999. Net income was $316,000 or after preferred dividends of $408,000, a loss of $.03 per share assuming dilution compared to last year’s $788,000 or $.12 per share assuming dilution.

Sales and operating earnings for the years ending March 31, 2000 and 1999 by each of the Company’s segments were as follows:

	Year Ended		Year Ended
	March 31, 2000		March 31, 1999

		Operating		Operating
		Earnings		Earnings
	Net Sales	(Loss)	Net Sales	(Loss)

		(in thousands)
Construction supplies	$99,924	$2,770	$72,440	$2,538

Heat treating	40,368	5,245	35,700	3,434

Packaging products	15,865	(530)	16,251	(1,006)

The growth in net sales at the construction supplies segment was the result of an increase in same branch sales of approximately 20.6%, and sales of approximately $12.6 million generated by new Ersco branches. The same branch sales increase was primarily attributable to additional activity due to an overall strong general construction market fueled in part by increased availability of federal highway repair dollars. Maxco’s heat treating segment also experienced an increase in net sales primarily due to the fact that in 1999, a labor strike occurred at one of its major customers and there were delays in making a new process line operationally efficient, neither of which occurred in 2000.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased, as a result of the overall sales increase, to $36.7 million or 23.5% of sales from $27.3 million or 21.9% of net sales. The increase in gross profit was primarily attributable to the increase in net sales at the construction supplies and heat treating segments.

Selling, general, and administrative expenses increased $6.9 million or 33.0% to $27.8 million from $20.9 million. This increase was primarily attributable to an increase in selling, general, and administrative expenses for the construction supplies segment resulting from the increase in sales, additional operating costs associated with the newly acquired locations, and wage and other expenses incurred to support the planned growth of this unit. An increase in costs at Maxco’s corporate office also contributed to the overall increase in selling, general, and administrative expenses over the 1999 level. These costs included wages, state taxes, and general insurances.

In the fourth quarter of fiscal 2000, the majority shareholders of Axson began negotiations with Axson management for a management buyout of the existing shareholders interests. As such, Maxco classified its investment in Axson as available for sale at March 31, 2000 and adjusted its carrying amount to its estimated fair value which resulted in a $860,000 charge. This transaction is subject to approval by the French Government and is expected to be completed in July 2000.

2000 versus 1999 — continued
Depreciation and amortization expense increased primarily due to the additional amortization of intangibles and depreciation related to the acquisitions at the Company’s construction supplies segment. Additions of property and equipment by the Company’s heat-treating and packaging products segments also contributed to the increase in depreciation expense for the year.

Operating profit increased $1.0 million or 32.7% to $4.0 million from $3.0 million. Operating results at all of Maxco’s operating companies improved over 1999. The increase in operating profit for the Company’s heat treating segment was primarily the result of the increased sales level. The reduced operating loss for the Company’s packaging products segment was primarily the result of the improved gross margin. The operating profit at the Company’s construction supplies segment also improved, however, the operating profit as a percentage of sales decreased. This was primarily due to increased costs incurred to support the planned growth of this unit. The operating earnings were also impacted by the increase in selling, general, and administrative costs at Maxco’s corporate office.

Net interest expense increased in 2000 from the prior year due to additional long-term borrowings, the proceeds of which were used for investments in new affiliates to fund the construction segment acquisition, repurchase of the Company’s stock, and additional purchases of property and equipment.

Equity in net income of affiliates consists of Maxco’s share of the operating results of 50% or less owned entities. On a consolidated basis, equity in net income of affiliates, net of tax, was $278,000 for the year ended March 31, 2000, compared to a loss of $395,000 for the prior year comparable period. This improvement was primarily attributable to Maxco’s proportionate share of the gain on the sale of Integral Vision, Inc.’s (formerly Medar, Inc.) welding controls division in 2000.

The Company's effective tax rate varied from the statutory rate of 34% due to certain expenses which are not deductible for tax purposes.

1999 versus 1998
Net sales increased to $124.7 million in 1999 compared to $102.5 million in 1998. Operating earnings were $3.0 million in 1999 compared to $5.3 million for the comparable period in 1998. Net income was $788,000 or $.12 per share assuming dilution compared to $1.4 million or $.30 per share assuming dilution in 1998

Sales and operating earnings for the years ending March 31, 1999 and 1998 by each of the Company’s segments were as follows:

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

Consolidated gross profit (net sales less cost of sales and operating expenses) increased as a result of the overall sales increase, to $27.3 million or 21.9% of sales from $24.8 million or 24.2% of sales. The decline in gross margin was primarily attributable to the construction supplies segment. Gross margin for this segment was lower as a higher portion of their increased sales level was product sales on a direct shipment basis, which generally have a lower gross margin than sales from inventory.

1999 versus 1998 — continued
Selling, general, and administrative expenses increased $3.9 million or 22.7% to $20.9 million from $17.0 million. Selling, general, and administrative expenses increased at both the construction supplies and heat treating segments. The increase in selling, general, and administrative expenses for the construction supplies segment was primarily the result of the increase in sales, additional operating costs associated with the newly acquired locations, and wage and other expenses incurred to support the planned growth of this unit. Operating earnings for this segment were affected by the timing of the acquisition of the Company’s branch in Columbus, Ohio and the startup of its Louisville, Kentucky branch. Since these locations began operations at the end of the traditional construction season, they were unable to adequately cover their expense levels due to limited sales volume during the winter months. In addition, the severity of the winter, especially in January 1999, affected this units sales levels in the fourth quarter of the fiscal year. The increase in selling, general, and administrative expenses by the heat-treating segment was caused primarily by increased employee benefit expenses plus higher costs incurred in anticipation of increased sales. The planned sales increase did not occur in part due to a labor strike at one of its major customers as well as delays, which occurred in making a new process line operationally efficient.

Depreciation and amortization expense increased primarily due to the amortization of intangibles and additional depreciation related to the acquisitions at the Company’s construction supplies segment. Additions of property and equipment by the Company’s heat-treating and packaging products segments also contributed to the increase in depreciation expense for the year.

Operating profit decreased from $5.3 million to $3.0 million primarily as a result of the reduced operating profit for the heat treating segment that resulted from the additional selling, general, and administrative costs; an operating loss of approximately $1.0 million which occurred at Maxco’s packaging products segment, due to this segment’s lower sales and gross margin percentage; and additional state tax expense in the current year because tax benefits used in the prior year were not available at the same level in 1999.

Net interest expense increased in 1999 from the prior year due to additional long-term borrowings and a reduction in marketable securities, the proceeds of which were used for investments in new affiliates, repurchase of the Company’s stock, and additional purchases of property and equipment.

Equity in net loss of affiliates consists of Maxco’s share of the operating results of 50% or less owned entities. On a consolidated basis, equity in net loss of affiliates, net of tax, was $395,000 for the year ended March 31, 1999, compared to $1.4 million for the prior year comparable period. This improvement was primarily attributable to Maxco’s proportionate share of charges incurred in 1998 at Integral Vision, Inc. (formerly Medar, Inc.) as a result of the discontinuance of certain product lines.

Federal income tax expense in 1999 differs from the amount computed by applying statutory rates due primarily to a prior year tax adjustment.

LIQUIDITY AND SOURCES OF CAPITAL
Maxco continued to strengthen its financial condition through operations as net cash provided by operating activities generated $5.8 million in 2000. The cash generated from operating activities and the proceeds from long-term obligations were invested in long-term value opportunities.

Operating activities for 2000 generated cash primarily due to the Company’s net income of $316,000 and non-cash items of approximately $6.3 million in the current year. Changes in working capital items resulted primarily from the continued growth of the construction supplies segment.

The Company’s investing activities included the purchase of two businesses by its construction supplies segment, investments in various 50% or less owned affiliates, and the acquisition of property and equipment. Specifically, during the period, Maxco’s construction supplies segment acquired two branches in the St. Louis, Missouri metropolitan area. The Company acquired an equity interest in Phoenix Financial Group, LTD and its subsidiary Cambridge Group Investments, LTD (dba Bondpage.com), a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the Internet. Additionally, the Company acquired an equity interest in MYOEM.COM, a company offering a business-to-business vertical web portal designed to bring solution-seekers together with solution-providers. Maxco also made additional investments in Foresight Solutions, Inc.

In fiscal 2000, Integral Vision, Inc. (formerly Medar, Inc.) sold its welding controls division for cash. As a result, on June 30, 1999, Maxco received payment on the full balance due on subordinated debentures of $750,000.

LIQUIDITY AND SOURCES OF CAPITAL — continued
Net cash provided by financing activities during the year consisted primarily of proceeds from long-term obligations, partially offset by repayments on long-term obligations and the acquisition and retirement of common stock. At March 31, 2000 the Company had lines of credit totaling $33.0 million of which approximately $6.8 million was available. The lines of credit consisted of an $18 million secured facility, a $5.0 million facility secured by the assets at Atmosphere, and a $10.0 million acquisition line for Ersco acquisitions.

The Company’s working capital (defined as current assets less current liabilities) decreased from $9.9 million at March 31, 1999 to a working capital deficit of $7.7 million at March 31, 2000. This decrease in working capital was the result of a reclassification of certain lines of credit at March 31, 2000 of $23.4 million from long term to short term due to the Company currently being in default of the tangible net worth ratio required under its $18 million and $10 million lines of credit with a bank. Due to this default, these lines of credit have been classified as short term. These lines of credit were amended in July 2000, increasing the availability under the $18 million line to $20 million, and as provided under the original agreement with the bank, the $10 million acquisition line was converted to a $7.6 million term loan. However, there are still ongoing negotiations with the bank to obtain a waiver of default. Management anticipates that these negotiations will be completed by September 30, 2000.

The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will be dependent upon its future operating performance and the successful renegotiation of its credit facilities. These dependencies will be subject to financial, business and other factors, certain of which are beyond the Company’s control, such as prevailing economic conditions. There can be no assurance that, in the event the Company were to require additional financing, such additional financing would be available on satisfactory terms. The Company believes that funds generated by its operations and funds available under other credit facilities will be sufficient to finance short term capital needs, as well as to fund existing operations for the foreseeable future. However, in the event that the Company is unable to successfully renegotiate its credit facilities, the Company has liquid long term equity investments that could be used to meet its short term and long term debt service requirements and fund operating cash flows.

In fiscal 2000, the Company repurchased 118,800 shares of its common stock for approximately $851,000.

At March 31, 2000, the 2,240,605 shares of Integral Vision (formerly Medar) common stock that Maxco owns had an aggregate market value of approximately $7.6 million. Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented as the Company owns greater than 20% of Integral Vision’s outstanding stock.

At March 31, 2000, the 249,230 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $2.0 million ($1.4 million at July 13, 2000). Maxco’s investment in Provant is reflected in Maxco’s financial statements under the cost method as an available-for-sale security as the Company owns less than 20% of Provant’s outstanding stock.

Maxco believes that its current financial resources, together with cash generated from operations will be adequate to meet its cash requirements for the next year.

Additionally, the Company believes the value that has been created in its portfolio of investments could provide additional resources for the Company if needed.

SEASONAL AND QUARTERLY FLUCTUATIONS
The following table sets forth consolidated operating data for each of the eight quarters ended March 31, 2000. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management’s opinion, includes all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

SEASONAL AND QUARTERLY FLUCTUATIONS — continued

	Quarter Ended
	Fiscal 2000				Fiscal 1999

	6/30/99	9/30/99	12/31/99	3/31/00	6/30/98	9/30/98	12/31/98	3/31/99

	(in thousands, except per share data)
Net sales	$43,976	$47,227	$33,963	$31,324	$35,696	$35,553	$29,697	$23,786

Gross margin	10,501	10,658	8,209	7,373	7,488	7,407	6,934	5,500

Loss on investment(1)				(860)

Equity in income (loss) of affiliates, net of tax	425	130	(110)	(167)	130	(88)	(80)	(357)

Net income (loss)	1,908	1,277	(493)	(2,376)	1,128	609	129	(1,078)

Net income (loss) per common share:	$.57	$.37	$(.19)	$(.79)	$.31	$.15	$.01	$(.37)

(1)	Represents an $860,000 charge for the quarter ended March 31, 2000 for an adjustment of the Company's Axson investment to estimated fair value.

The sum of the quarterly net income per share amounts may not equal the annual amounts reported. Net income per share is computed independently for each quarter and the full year and is based on the respective weighted average common shares outstanding.

Maxco’s sales and operating results have varied substantially from quarter to quarter. Net sales are typically lower in the third and fourth quarters. The most significant factors affecting these fluctuations are the seasonal buying patterns of the Company’s customers due to inclement weather and the reduced number of business days during the holiday season. In addition, the timing of acquisitions or the occasional sale of corporate investments may cause substantial fluctuations of operating results from quarter to quarter. Maxco expects its net sales and operating results to continue to fluctuate from quarter to quarter.

IMPACT OF INFLATION
Inflation impacts Maxco’s costs for materials, labor and related costs of manufacturing and distribution. To the extent permitted by competition, Maxco has offset these higher costs through selective price increases.

NEW FINANCIAL ACCOUNTING PRONOUNCEMENT
In 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 is effective for fiscal years beginning after June 15, 2000. The Company expects to adopt the new statement effective April 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. The Company has not evaluated the potential effect the adoption of this statement will have on its results of operations or financial condition.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the fourth quarter of fiscal year 2001. The Company believes there will be no material impact resulting from the application of SAB 101.

In March 2000, the FASB issued Interpretation No. 44, (FIN44), Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB 25. This Interpretation clarified (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000 but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not yet determined the impact, if any, of adopting this Interpretation.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. Some of the Company’s interest expense is fixed through long-term borrowings to mitigate the impact of such potential exposure. Additionally, the Company entered into an interest rate swap agreement based on a notional amount of $5.0 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate long-term borrowings of $21.0 million at March 31, 2000. A 1% increase from the prevailing interest rates at March 31, 2000 on the unhedged variable rate portion of the Company’s long-term borrowings would increase interest expense by $165,000 based on principal balances at March 31, 2000.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The response to this item is submitted in a separate section of this report.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
None

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 10 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of March 31, 2000.

ITEM 11 — EXECUTIVE COMPENSATION
Item 11 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of March 31, 2000.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 12 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of March 31, 2000.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 13 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of March 31, 2000.

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)—The response to this portion of Item 14 is submitted as a separate section of this report.
(3) Listing of Exhibits

Exhibit Number

3	Restated Articles of Incorporation are hereby incorporated by reference from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.3	Resolution authorizing the redemption of Series Two Preferred Stock, establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.9	Asset Purchase Agreement — Wright Plastic Products, Inc. is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.

10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996, is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from registrants Form 8-K dated January 17, 1997.

10.12	Asset Purchase Agreement — Axson North America Inc. is hereby incorporated by reference from registrants Form 10-Q dated February 14, 1997.

10.13	Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from registrants Form 10-Q dated February 13, 1998.

10.14	Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from registrants Form 10-Q dated February 13, 1998.

10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999 is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.20	Fifth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 1, 1999 is hereby incorporated by reference from Form 10-Q dated November 12, 1999.

10.21	Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539).

27	Financial Data Schedules

(b) Reports on Form 8-K:
      None
(c) Exhibits
• Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000.
• Subsidiaries of the Registrant
• Consent of Independent Auditors
• Financial Data Schedules
(d) Financial Statement Schedules
The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	July 14, 2000	MAXCO, INC.

By /S/ VINCENT SHUNSKY

Vincent Shunsky, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ MAX A. COON	07/14/2000	President (Principal Executive Officer) and Director
Max A. Coon	Date

/S/ VINCENT SHUNSKY	07/14/2000	Vice President of Finance and Treasurer (Principal
Vincent Shunsky	Date	Financial and Accounting Officer) and Director

/S/ ERIC L. CROSS	07/14/2000	Director
Eric L. Cross	Date

/S/ CHARLES J. DRAKE	07/14/2000	Director
Charles J. Drake	Date

/S/ JOEL I. FERGUSON	07/14/2000	Director
Joel I. Ferguson	Date

/S/ RICHARD G. JOHNS	07/14/2000	Director
Richard G. Johns	Date

/S/ J. MICHAEL WARREN	07/14/2000	Director
J. Michael Warren	Date

/S/ MICHAEL W. WISTI	07/14/2000	Director
Michael W. Wisti	Date

ANNUAL REPORT ON FORM 10-K

ITEM 14(a)(1) AND (2), (c), AND (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED MARCH 31, 2000

MAXCO, INC.

LANSING, MICHIGAN

FORM 10-K—ITEM 14(a)(1) AND (2)

MAXCO, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Maxco, Inc. and subsidiaries are included in Item 8:

   Consolidated balance sheets—March 31, 2000 and 1999
   Consolidated statements of operations—Years ended March 31, 2000, 1999, and 1998
   Consolidated statements of stockholders’ equity—Years ended March 31, 2000, 1999, and 1998
   Consolidated statements of cash flows—Years ended March 31, 2000, 1999, and 1998
Notes to consolidated financial statements—March 31, 2000	21 22 23 24 25

The following consolidated financial statement schedule of Maxco, Inc. and subsidiaries is included in Item 14(d):

Schedule II—Valuation and qualifying accounts and reserves	37

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Financial statements of the Registrant’s significant unconsolidated affiliate (Integral Vision, Inc.) are hereby incorporated by reference from the Integral Vision, Inc. Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission (SEC File Number 0-12728).

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Maxco, Inc.

We have audited the consolidated balance sheets of Maxco, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxco, Inc. and subsidiaries at March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

Detroit, Michigan
July 12, 2000

CONSOLIDATED BALANCE SHEETS

MAXCO, INC. AND SUBSIDIARIES

	March 31,

	2000	1999

	(in thousands)
ASSETS CURRENT ASSETS Cash and cash equivalents	$542	$1,122

Marketable securities	185
Accounts receivable, less allowance of $513,000 in 2000 and $558,000 in 1999	22,098	18,506

Advances to affiliate	3,008	1,308

Inventories—Note 1	8,000	5,010

Investment held for sale—Note 8	1,121

Prepaid expenses and other	760	608

TOTAL CURRENT ASSETS	35,714	26,554

MARKETABLE SECURITIES — LONG TERM—Note 1	4,240	2,501

PROPERTY AND EQUIPMENT Land	732	732

Buildings	12,271	11,152

Machinery, equipment, and fixtures	41,650	30,814

	54,653	42,698

Allowances for depreciation	(14,893)	(10,799)

	39,760	31,899

OTHER ASSETS Investments—Note 8	12,165	16,144

Notes and contracts receivable and other	4,325	3,996

Intangibles—Note 1	4,216	4,336

	20,706	24,476

	$100,420	$85,430

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES Notes payable—Note 3	$23,667	$226

Accounts payable	12,989	10,489

Employee compensation	3,247	2,192

Taxes, interest, and other liabilities	381	1,726

Current maturities of long-term obligations	3,117	2,063

TOTAL CURRENT LIABILITIES	43,401	16,696

LONG-TERM OBLIGATIONS, less current maturities—Note 5	22,390	32,856

DEFERRED INCOME TAXES—Note 7	2,319	1,734

STOCKHOLDERS’ EQUITY—Notes 4 & 5 Preferred stock:

Series Three: 10% cumulative callable, $60 face value; 14,784 shares issued and outstanding	678	683

Series Four: 10% cumulative callable, $51.50 face value; 46,414 shares issued and outstanding	2,390	2,390

Series Five: 10% cumulative callable, $120 face value; 6,648 shares issued and outstanding	798	798

Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, issued – none

Common stock, $1 par value; 10,000,000 shares authorized, 3,101,195 shares (1999—3,219,995 shares) issued and outstanding	3,101	3,220

Accumulated other comprehensive income (loss)	(877)	9

Retained earnings	26,220	27,044

	32,310	34,144

	$100,420	$85,430

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

MAXCO, INC. AND SUBSIDIARIES

	Year Ended March 31,

	2000	1999	1998

	(in thousands except per share data)
Net sales	$156,490	$124,732	$102,544

Costs and expenses:

Cost of sales and operating expenses	119,749	97,403	77,707

Selling, general and administrative	27,832	20,919	17,044

Depreciation and amortization	4,907	3,395	2,481

	152,488	121,717	97,232

OPERATING EARNINGS	4,002	3,015	5,312

Other income (expense):

Investment income	656	837	1,048

Interest expense	(3,624)	(2,403)	(2,114)

Loss on investment—Note 8	(860)

	(3,828)	(1,566)	(1,066)

INCOME BEFORE FEDERAL INCOME TAXES AND

EQUITY IN INCOME (LOSS) OF AFFILIATES	174	1,449	4,246

Federal income tax expense—Note 7	136	266	1,462

INCOME BEFORE EQUITY IN

INCOME (LOSS) OF AFFILIATES	38	1,183	2,784

Equity in income (loss) of affiliates, net of tax—Notes 2, 7 & 8	278	(395)	(1,373)

NET INCOME	316	788	1,411

Less preferred stock dividends	(408)	(409)	(390)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(92)	$379	$1,021

NET INCOME (LOSS) PER COMMON SHARE—Basic—Note 11	$(.03)	$.12	$.30

NET INCOME (LOSS) PER COMMON SHARE—Assuming dilution – Note 11	$(.03)	$.12	$.30

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MAXCO, INC. AND SUBSIDIARIES

			Accumulated
	Preferred	Common	Other Compre-	Retained
	Stock	Stock	hensive Income	Earnings	Totals

	(in thousands)
Balances at April 1, 1997	$3,106	$3,518	$(68)	$28,423	$34,979

Net income for the year				1,411	1,411

Net unrealized gain on marketable securities			115		115

Total Comprehensive Income					1,526

Preferred stock dividends				(390)	(390)

Exercise of stock options for 25,000 shares		25		10	35

Acquisition and retirement of 132,900 shares		(133)		(1,123)	(1,256)

Redemption of preferred stock	(36)			(1)	(37)

Conversion of common stock to preferred stock	812	(102)		(760)	(50)

Balances at March 31, 1998	3,882	3,308	47	27,570	34,807

Net income for the year				788	788

Net unrealized loss on marketable securities			(38)		(38)

Total Comprehensive Income					750

Preferred stock dividends				(409)	(409)

Exercise of stock options for 52,500 shares		52		20	72

Acquisition and retirement of 140,415 shares		(140)		(925)	(1,065)

Redemption of preferred stock	(11)				(11)

Balances at March 31, 1999	3,871	3,220	9	27,044	34,144

Net income for the year				316	316

Net unrealized loss on marketable securities			(886)		(886)

Total Comprehensive Loss					(570)

Preferred stock dividends				(408)	(408)

Redemption of preferred stock	(5)				(5)

Acquisition and retirement of 118,800 shares		(119)		(732)	(851)

BALANCES AT MARCH 31, 2000	$3,866	$3,101	$(877)	$26,220	$32,310

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MAXCO, INC. AND SUBSIDIARIES

	Year Ended March 31,

	2000	1999	1998

	(in thousands)
OPERATING ACTIVITIES

Net Income	$316	$788	$1,411

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	4,232	2,930	2,240

Amortization	675	465	241

Equity in net (income) loss of affiliates	(278)	395	1,373

Deferred federal income taxes	855	461	(688)

Loss on investment	860

Changes in operating assets and liabilities of continuing operations:

Accounts receivable	(2,014)	(2,224)	(3,496)

Inventories	(436)	(1,096)	88

Prepaid and other	(132)	(305)	(34)

Accounts payable and other current liabilities	1,735	2,828	612

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,813	4,242	1,747

INVESTING ACTIVITIES

Payment received on note receivable	750		3,443

Sale of investment		2,160

Purchase of businesses	(4,587)	(2,700)	(468)

Purchases of property and equipment	(11,698)	(9,198)	(7,474)

Investment in affiliates	(3,867)	(3,961)	(6,452)

Net proceeds from (investment in) marketable securities	(31)	5,491	2,881

Other	274	74	191

NET CASH USED IN INVESTING ACTIVITIES	(19,159)	(8,134)	(7,879)

FINANCING ACTIVITIES

Restricted cash for acquisition of equipment		1,088	(1,088)

Proceeds from long-term obligations	18,014	6,517	13,724

Repayments on long-term obligations	(3,984)	(2,218)	(5,375)

Proceeds from exercise of stock options		72	35

Dividends paid on preferred stock	(408)	(409)	(390)

Acquisition and retirement of preferred and common stock	(856)	(1,076)	(1,343)

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,766	3,974	5,563

INCREASE (DECREASE) IN CASH	(580)	82	(569)

CASH AT BEGINNING OF YEAR	1,122	1,040	1,609

CASH AT END OF YEAR	$542	$1,122	$1,040

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAXCO, INC. AND SUBSIDIARIES

March 31, 2000

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Maxco, Inc. (“the Company”) is a Michigan corporation incorporated in 1946. Maxco currently operates in three business segments: construction supplies, heat-treating, and packaging products. Maxco’s businesses include Ersco, a distributor of construction supplies; Atmosphere Annealing Inc., a production metal heat treating service company; and Pak-Sak Industries Inc., which makes polyethylene packaging. Maxco also has investments in three real estate related companies: L/M Associates, LLC, LandEquities Corporation, and Nilson Builders. In addition to real estate, Maxco also has investments representing less than majority interests in the following: a registered investor advisory firm; a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the internet; a company offering a business-to-business vertical web portal designed to bring solution-seekers together with solution-providers; a company in the business of selling, leasing, and servicing lift trucks; three technology-related businesses; and two energy-related businesses.

Principles of Consolidation: The consolidated financial statements include the accounts of Maxco, Inc. and its majority owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Investments in greater than 20% owned investments are accounted for under the equity method. Investments in less than 20% owned affiliates are accounted for under the cost method.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain items in the prior year financial statements have been reclassified to conform with the presentation used in 2000.

Cash and Cash Equivalents: The Company considers cash and other highly liquid investments, including investments in interest bearing repurchase agreements with less than 90 day maturities, as cash and cash equivalents.

Receivables: Trade accounts receivable represent amounts due from customers in the highway and general construction, automotive, and flexible packaging industries, primarily in the mid-western United States. Accounts and notes receivable at the Company’s construction supplies unit are collateralized or secured by perfected lien rights and payment bonds, where applicable.

Inventories: Inventories are stated at the lower of first-in, first-out cost or market and at March 31 consisted of the following:

	2000	1999

	(in thousands)
Raw materials	$589	$732

Finished goods and work in process	1,136	1,283

Purchased products for resale	6,275	2,995

	$8,000	$5,010

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

MAXCO, INC. AND SUBSIDIARIES

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES — Continued

In November 1999, Maxco began accounting for its investment in Provant, Inc. common stock as securities available for sale as defined by FASB 115. Consequently, the securities are carried at market value with the unrealized gains and losses net of tax, reported as a separate component of stockholders’ equity. At March 31, 2000, the unrealized loss on this stock was approximately $822,000 net of tax.

At March 31, 2000, the Company’s marketable securities consist of debt and equity securities and United States government securities.

Advances to Affiliate: The Company periodically advances amounts to its real estate investment holding. These advances are unsecured and bear interest. During 2000 and 1999, advances made were approximately $1.7 million and $1.3 million respectively.

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

Federal Income Taxes: The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

Intangibles: Intangibles primarily consist of the excess of cost over fair market value of net assets of acquired businesses. Intangibles, including non-compete agreements, are amortized on a straight-line basis over periods ranging from 5 to 20 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company’s carrying value of the goodwill will be reduced by the estimated shortfall of discounted cash flows. Accumulated amortization was approximately $1.5 million and $1.0 million at March 31, 2000 and 1999, respectively.

Revenue Recognition: The Company recognizes revenue from product sales upon transfer of title, which is generally upon shipment.

Gain Recognition on Sale of Subsidiary Stock: The Company’s policy is to record gains from the sale or other issuance of previously unissued stock by its subsidiaries.

Advertising: Advertising costs are expensed as incurred. The amounts were not material for all years presented.

Interest Rate Swap: The Company entered into an interest rate swap agreement to modify the interest characteristics of certain of its outstanding debt. The interest rate swap agreement is designated with the principal balance and term of a specific debt obligation. This agreement involves the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The fair value of the swap agreement, which was approximately $259,000 at March 31, 2000, and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

Fair Value Disclosure: The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, marketable securities, accounts payable and long-term debt approximate their fair values. The fair value of the long-term debt is estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

MAXCO, INC. AND SUBSIDIARIES

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES — Continued

Comprehensive Income: The Company displays comprehensive income in the Consolidated Statements of Shareholders’ Equity. At March 31, 2000 and 1999, accumulated other comprehensive income (loss) consisted of unrealized income (loss) on marketable securities.

Stock Options: The Company has elected to follow APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options because, in management’s opinion, the alternative fair value provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

New Financial Accounting Pronouncements: The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 is effective for fiscal years beginning after June 15, 2000. The Company expects to adopt the new statement effective April 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. The Company has not evaluated the potential effect the adoption of this statement will have on its results of operations or financial condition.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the fourth quarter of fiscal year 2001. The Company believes there will be no material impact resulting from the application of SAB 101.

In March 2000, the FASB issued Interpretation No. 44, (FIN44), Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB 25. This Interpretation clarified (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000 but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not yet determined the impact, if any, of adopting this Interpretation.

NOTE 2 — INVESTMENT IN INTEGRAL VISION, INC.(FORMERLY MEDAR, INC.)

At March 31, 2000, Maxco owned 2,240,605 shares of Integral Vision’s common stock (aggregate market value of $7.6 million), representing approximately 25% of Integral Vision’s total common stock outstanding.

During the quarter ended September 30, 1997, the Company participated in a private placement by Integral Vision of $7.0 million of subordinated debentures. Maxco purchased $750,000 of these debentures representing 10.7% of the total placed. Maxco also received warrants to purchase 150,000 shares of Integral Vision stock at $6.86, which were outstanding and exercisable at March 31, 2000. In connection with this transaction, Maxco also purchased 150,000 shares of previously unissued Integral Vision stock at $5.00 a share. On June 30, 1999, Integral Vision sold its welding division for cash and debt. Maxco recognized its proportionate share of the gain on this transaction as part of equity in income of affiliates. Also, as a result of this transaction, Maxco received payment on June 30, 1999 of the full balance due on subordinated debentures of $750,000. Maxco’s investment in Integral Vision is accounted for under the equity method for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

MAXCO, INC. AND SUBSIDIARIES

NOTE 2 — INVESTMENT IN INTEGRAL VISION, INC.(FORMERLY MEDAR, INC.) — Continued

Integral Vision’s net income for the year ended March 31, 2000 was approximately $3.8 million and its net loss for the years ended March 31, 1999 and 1998 was approximately $2.6 million, and $10.1 million, respectively. Accordingly, Maxco’s equity share of Integral Vision’s net income for the year ended March 31, 2000 was approximately $896,000 and Maxco’s equity share of Integral Vision’s net loss for the years ended March 31, 1999 and 1998 was approximately $627,000, and $2.4 million, respectively and is recorded net of deferred tax for these periods in equity in earnings of affiliates, along with the equity results of other 50% or less owned affiliates accounted for under the equity method. For the years ended March 31, 2000, 1999 and 1998, Integral Vision’s restated sales were $11.0 million, $9.5 million and $13.5 million, respectively.

The difference between the carrying amount and the underlying equity of the Company’s investment in the net assets of Integral Vision, approximately $1.5 million, is being amortized over a 30 year life.

NOTE 3 — DEBT

The Company is currently in default of the tangible net worth ratio as required by its $18 million and $10 million lines of credit with a bank. As such the outstanding balance on the lines ($23.4 million at March 31, 2000) has been classified as current in the accompanying financial statements. These lines of credit were amended in July 2000, increasing the availability under the $18 million line to $20 million, and as provided under the original agreement with the bank, the $10 million acquisition line was converted to a $7.6 million term loan. However, there are still ongoing negotiations with the bank to obtain a waiver of default. Management anticipates that the negotiation will be completed by September 30, 2000.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will be dependent upon its future operating performance and the successful renegotiation of its credit facilities. These dependencies will be subject to financial, business and other factors, certain of which are beyond the Company’s control, such as prevailing economic conditions. There can be no assurance that, in the event the Company were to require additional financing, such additional financing would be available on satisfactory terms. The Company believes that funds generated by its operations and funds available under other credit facilities, will be sufficient to finance short term capital needs, as well as to fund existing operations for the foreseeable future. However, in the event that the Company is unable to successfully renegotiate its credit facilities, the Company has liquid long term equity investments that could be used to meet its short term and long term debt service requirements and fund operating cash flows.

Long-term obligations at March 31 consisted of the following:

	2000	1999

	(in thousands)
Revolving lines of credit (variable interest rate—

8.3% at March 31, 2000)	$2,800	$16,999

Tax exempt revenue bonds (variable interest rates)	3,990	4,472

Taxable revenue bonds	4,508	4,915

Mortgage notes payable (various interest rates ranging up to 10.0%)	2,060	2,149

Equipment purchase contracts and capitalized lease obligations (various interest rates)	7,785	1,460

Subordinated debt (fixed interest rate of 10%)	3,357	3,765

Other	1,007	1,159

	25,507	34,919

Less current maturities	3,117	2,063

	$22,390	$32,856

The Company can borrow up to $5 million under its long term revolving line of credit, of which $2.2 million is available at March 31, 2000. This line of credit matures in March 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

MAXCO, INC. AND SUBSIDIARIES

NOTE 3 — LONG-TERM OBLIGATIONS — Continued

Certain of the agreements require a facility fee of 0.25%, a commitment fee of 0.25% of the unused line, and compensating balances equal to 5% of borrowings under this arrangement or the fee equivalent. Certain of these agreements require maintenance of specified financial ratios.

In December 1998, Maxco entered into a swap agreement with a notional amount of approximately $5.0 million converting its variable rate taxable revenue bonds to a fixed rate of 5.34%, which matures in December 2005. The fair value of the swap is approximately $259,000 as of March 31, 2000.

Notes and contracts payable are generally collateralized by assets purchased with proceeds of the borrowings. The aggregate principal maturities of long-term debt from 2002 — 2005 are as follows:

2002	2003	2004	2005

$4,285,000	$3,268,000	$3,743,000	$3,636,000

Interest paid approximates interest expensed for the years presented.

As of March 31, 2000, the Company has guaranteed various debt obligations of certain real estate and technology related investments in an aggregate amount of approximately $60 million. Maxco does not believe that there is any unusual degree of risk related to these guarantees because of sufficient underlying asset values supporting the respective debt obligations.

NOTE 4 — PREFERRED STOCK

Maxco may issue up to 100,000 shares of preferred stock with terms determined by Maxco’s Board of Directors.

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

Series Four Preferred Stock is cumulative, callable at the Company’s option, is non-voting, has no conversion rights, and will pay an annual dividend at the rate of 10% of face value annually.

Series Five Preferred shares have a face value of $120, are callable at the Company’s option, are non-voting, have no conversion rights, and pay a quarterly cumulative dividend at the rate of 10% of face value annually.

Series Six Preferred Stock, established February 4, 1999, is voting stock on a par with the common stock, and has twenty votes per share. Quarterly cumulative dividends are provided at the annual rate of 10% of face value annually, subject to the restrictions of Michigan corporate law and the discretion of the Maxco Board of Directors. The stock is callable, at the option of the Company, at any time after the second anniversary of their issuance in whole or in part. The call price will be face value ($160 per share) plus a declining premium amount, which shall be equal to 5% until the third anniversary of issuance and shall decline 1% annually thereafter to zero following the seventh anniversary.

NOTE 5 — STOCK OPTIONS

Under the terms of Maxco’s incentive common stock option plan, options for the purchase of up to 500,000 shares of common stock may be granted and options are exercisable upon grant.

A summary of incentive stock options activity follows for the year ended March 31:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

MAXCO, INC. AND SUBSIDIARIES

NOTE 5 — STOCK OPTIONS — Continued

	2000		1999		1998

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

	(number of shares in thousands)
Outstanding and exercisable at beginning of year	145	$7.90	188	$6.09	203	$5.47

Granted and exercisable			10	7.50	10	7.00

Exercised			(53)	1.38	(25)	1.38

Outstanding and exercisable at end of year	145	$7.90	145	$7.90	188	$6.09

The exercise price for options outstanding as of March 31, 2000 ranged from $7.00 to $8.00. There were no options granted during the year ended March 31, 2000. The weighted average fair value of options granted during the years ended March 31, 1999 and 1998 was $2.94 and $2.68, respectively. The weighted average remaining contractual life of those options is approximately eight years.

Pro forma information regarding net income and income per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Schole option pricing model.

After adjusting for the proforma effect of stock compensation, the net income is estimated to be approximately $316,000 (loss of $.03 per share after preferred dividends) for 2000, $759,000 ($.11 per share) for 1999 and $1.4 million ($.29 per share) for 1998. Assumptions used in determining the above proforma disclosures were risk free interest rates of approximately 6%, no dividend yields, .323 market price volatility in 1999 (.31 for the 1998 grant), and a five year weighted average life of these options. These proforma results reflect only stock options granted in 1999 and 1998 (none were granted in 2000), and may not be comparable with the results of applying the fair market value methodology to all stock options granted prior to the initial adoption of this statement.

NOTE 6 — EMPLOYEE SAVINGS PLAN

Company contributions charged to operations under the employee savings plans were approximately $335,000, $351,000 and $251,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

NOTE 7 — FEDERAL INCOME TAXES

The provision for federal income taxes consists of the following:

	2000	1999	1998

	(in thousands)
Current	$(719)	$(195)	$2,150

Deferred (benefit)	855	461	(688)

	136	266	1,462

Amount allocated to equity in income of affiliates	143	(203)	(707)

	$279	$63	$755

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

MAXCO, INC. AND SUBSIDIARIES

NOTE 7 — FEDERAL INCOME TAXES — Continued

	2000	1999	1998

	(in thousands)
Income taxes computed at United States statutory rate (34%)	$59	$493	$1,444

Prior year tax adjustment		(294)

Other	77	67	18

	$136	$266	$1,462

Federal income taxes paid by Maxco were $350,000 in 2000, $600,000 in 1999, and $2.1 million in 1998.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of March 31 were as follows:

	2000	1999

	(in thousands)
DEFERRED TAX LIABILITIES:

Depreciation	$2,087	$1,259

Undistributed earnings	723	457

Other		23

Total Deferred Tax Liabilities	2,810	1,739

DEFERRED TAX ASSETS:

Allowance for doubtful accounts	174	190

Inventory	123	111

Marketable securities	452

Total Deferred Assets	749	301

Net Deferred Liabilities	$2,061	$1,438

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	2000	1999

	(in thousands)
LIABILITIES:

Taxes, interest, and other liabilities	$(258)	$(296)

Deferred income taxes	2,319	1,734

	$2,061	$1,438

Components of accumulated comprehensive income are shown net of tax.

NOTE 8 — OTHER INVESTMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

MAXCO, INC. AND SUBSIDIARIES

NOTE 8 — OTHER INVESTMENTS — Continued

Technology Related:

In addition to its investment in Integral Vision, Inc., the Company has an equity interest in two other technology related businesses. Effective August 1, 1998, the Company acquired a 40% equity interest in Foresight Solutions, Inc. (acquired an additional 10% in November 1999), a developer of accounting software and e-business solutions for small to medium size businesses. Additionally, the Company sold its 45% equity interest in Strategic Interactive, Inc. to Provant, Inc. for cash and approximately 249,000 shares of Provant’s stock in October 1998 when Provant acquired 100% of the stock of Strategic Interactive.

Energy Related:

Effective January 1, 1998, Maxco acquired an interest in AMI Energy, Inc., which is a retail energy marketing and consulting firm. In addition, effective November 1, 1997, Maxco acquired a 50% interest in Robinson Oil Company, LLC, which is in the business of acquiring and developing oil and gas interests.

Other:

Effective June 1, 1998, Maxco acquired a one-third interest in Blasen Brogan Asset Management Company, a Lansing, Michigan based registered investor advisory firm.

Effective August 1, 1998, the Company acquired a 50% equity interest in and agreed to finance certain debt of Mid-State Industrial Services, Inc., which is in the business of selling, leasing, and servicing lift trucks.

Effective June 1, 1999, Maxco acquired a 12.5% equity interest in Phoenix Financial Group, LTD and its subsidiary Cambridge Group Investments, LTD (dba Bondpage.com), a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the Internet.

In October 1999, the Company invested in approximately 6% of the common stock of MYOEM.COM, a company offering a business-to-business vertical web portal designed to bring solution-seekers together with solution-providers.

Maxco has a 7% investment in Axson, S.A. of France (Axson), a manufacturer of resins and composite materials for advanced applications. In the fourth quarter of fiscal 2000, the majority shareholders of Axson and began negotiations with Axson management for a management buyout of the existing shareholders interests. As such, Maxco classified its investment in Axson as available for sale at March 31, 2000 and adjusted its carrying amount to its estimated fair value which resulted in a $860,000 charge. This transaction is subject to approval by the French government and is expected to be completed in July 2000.

The combined results of operations and financial position of the Company’s unconsolidated affiliates are summarized below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

MAXCO, INC. AND SUBSIDIARIES

NOTE 8 — OTHER INVESTMENTS — Continued

					Energy Related
	Real Estate		Technology Related		and Other
	March 31,		March 31,		March 31,

				1999
	2000	1999	2000	(restated)*	2000	1999

			(in thousands)
Condensed income statement information:

Net Sales	$16,100	$7,956	$12,974	$13,267	$12,247	$7,627

Gross Margin	7,445	4,142	2,433	4,151	3,900	2,744

Net Income(Loss)	(686)	82	3,153	(2,769)	104	95

Condensed balanced sheet information:

Current Assets	$29,235	$21,780	$8,814	$8,713	$2,447	$7,128

Net Current Assets of Discontinued Operations				9,605

Non-Current Assets	45,979	34,413	9,285	10,184	4,232	3,823

Net Non-Current Assets of Discontinued Operations				6,218

	$75,214	$56,193	$18,099	$34,720	$6,679	$10,951

Current Liabilities	$35,644	$23,812	$2,780	$23,046	$2,689	$7,188

Non-Current Liabilities	31,466	23,116	2,933	2,240	2,347	2,923

Stockholders’ Equity	8,104	9,265	12,386	9,434	1,643	840

	$75,214	$56,193	$18,099	$34,720	$6,679	$10,951

The difference between the carrying amount and the underlying equity of the Company’s investment in the net assets of the Company’s 50% or less owned investments, approximately $1,388,000, is being amortized over a 15 year life.

*The amounts for Integral Vision, Inc. (formerly Medar, Inc.) have been restated for 1999 to reflect that company’s sale of its welding controls division.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

MAXCO, INC. AND SUBSIDIARIES

NOTE 8 — OTHER INVESTMENTS — Continued

The following companies represent the equity investees where Maxco’s share of their net income (loss) exceeded 20% of consolidated pre-tax income. This financial information is also included in the combined table above.

	Foresight		Midstate Industrial
	Solutions, Inc.		Services, Inc.

	March 31,		March 31,

	2000	1999	2000	1999

		(in thousands)
Condensed income statement information:

Net Sales	$1,965	$1,456	$11,933	$6,407

Gross Margin	1,654	908	3,645	2,291

Net Income(Loss)	(686)	(398)	564	416

Condensed balanced sheet information:

Current Assets	$335	$189	$1,722	$1,576

Non-Current Assets	807	764	3,537	3,590

	$1,142	$953	$5,259	$5,166

Current Liabilities	$938	$103	$1,865	$1,749

Non-Current Liabilities	981	871	2,326	2,900

Stockholders’ Equity	(777)	(21)	1,068	517

	$1,142	$953	$5,259	$5,166

NOTE 9 — CONTINGENCIES AND COMMITMENTS

Maxco and certain operating subsidiaries occupy facilities and use equipment under operating lease agreements requiring annual rental payments approximating $1,839,000 in 2001, $1,650,000 in 2002, $1,304,000 in 2003, $1,032,000 in 2004, $307,000 in 2005, and $222,000 thereafter for a total commitment aggregating $6,354,000. Rent expense charged to operations, including short-term leases, aggregated $2,285,000 in 2000, $1,580,000 in 1999, and $1,231,000 in 1998.

The Company is involved in various lawsuits and other claims arising in the ordinary course of business. While the results of these matters cannot be predicted with certainty, management, upon advice from counsel, believes that losses, if any, arising from these proceedings will not have a material adverse effect.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

MAXCO, INC. AND SUBSIDIARIES

NOTE 10 — INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

	2000	1999	1998

		(in thousands)
Net sales:

Construction supplies	$99,924	$72,440	$50,667

Heat treating	40,368	35,700	33,328

Packaging products	15,865	16,251	18,200

Corporate and other	333	341	349

Total Net Sales	$156,490	$124,732	$102,544

Operating earnings (loss):

Construction supplies	$2,770	$2,538	$2,819

Heat treating	5,245	3,434	4,452

Packaging products	(530)	(1,006)	(431)

Corporate and other	(3,483)	(1,951)	(1,528)

Total Operating Earnings	$4,002	$3,015	$5,312

Identifiable assets:

Construction supplies	$32,902	$21,275	$11,863

Heat treating	30,367	26,211	23,058

Packaging products	6,565	7,402	7,543

Corporate and other	18,421	17,639	17,778

Investments and advances	12,165	12,903	15,813

Total Identifiable Assets	$100,420	$85,430	$76,055

Depreciation and amortization expense:

Construction supplies	$1,870	$1,017	$487

Heat treating	1,852	1,400	1,186

Packaging products	742	674	585

Corporate and other	443	304	223

Total Depreciation And Amortization Expense	$4,907	$3,395	$2,481

Capital expenditures:

Construction supplies	$5,310	$2,208	$640

Heat treating	5,656	5,920	5,378

Packaging products	693	960	1,371

Corporate and other	39	110	85

Total Capital Expenditures	$11,698	$9,198	$7,474

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

No sales to any single customer exceeded 10% of consolidated sales for 2000, 1999 or 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

MAXCO, INC. AND SUBSIDIARIES

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2000		1999	1998

	(in thousands except per share data)
NUMERATOR:

Net income		$316	$788	$1,411

Preferred stock dividends		(408)	(409)	(390)

Numerator for basic and diluted earning per share— income (loss) available to common stockholders		(92)	379	1,021

DENOMINATOR:

Denominator for basic earnings per share—

Weighted-average shares		3,157	3,256	3,379

Effect of dilutive securities:

Employee stock options			34	81

Dilutive potential common shares			34	81

Denominator for diluted earnings per share—adjusted

Weighted-average shares and assumed conversions		3,157	3,290	3,460

BASIC EARNINGS (LOSS) PER SHARE	$	( .03)	$.12	$.30

DILUTED EARNINGS (LOSS) PER SHARE	$	( .03)	$.12	$.30

MAXCO, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

COL. A	COL. B	COL. C	COL. D	COL. E		COL. F

		ADDITIONS

			Charged to
	Balance at	Charged to	Other			Balance
	Beginning	Costs and	Accounts	Deductions		at End
DESCRIPTION	of Period	Expenses	Describe	Describe		of Period

Year ended March 31, 2000:

Allowance for doubtful accounts	$558	$370		$415	(A)	$513

Year ended March 31, 1999:

Allowance for doubtful accounts	$565	$191		$198	(A)	$558

Year ended March 31, 1998:

Allowance for doubtful accounts	$470	$113		$18	(A)	$565

                 (A) Represents uncollectible accounts written off, less recoveries.

MAXCO, INC.
ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit No.               Description

10.21	Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000.

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 - File No. 333-67539)

27	Financial Data Schedules