Form 10-Q
period 2000-06-30
MAXCO INC
filed 2000-08-14
CIK 78966

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2000

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

Yes  X    No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2000
Common Stock	3,101,195 shares

PART I
FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Maxco, Inc. and Subsidiaries June 30, 2000 (Unaudited)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Maxco, Inc. and Subsidiaries June 30, 2000
PART II
OTHER INFORMATION
EXHIBIT INDEX
Financial Data Schedule

PART I

FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

Maxco, Inc. and Subsidiaries

		June 30,	March 31,
		2000	2000
		(Unaudited)

		(in thousands)
ASSETS

CURRENT ASSETS

Cash and cash equivalents		$1,712	$542

Marketable securities			185

Accounts and notes receivable, less allowance of $620,000 ($513,000 at March 31, 2000)		31,596	22,098

Advances to affiliate		3,008	3,008

Inventories—Note 2		10,022	8,000

Investment—Note 8		1,143	1,121

Prepaid expenses and other		695	760

	TOTAL CURRENT ASSETS	48,176	35,714

MARKETABLE SECURITIES — LONG TERM—Note 3		2,465	4,240

PROPERTY AND EQUIPMENT

Land		732	732

Buildings		12,796	12,271

Machinery, equipment, and fixtures		45,137	41,650

		58,665	54,653

Allowances for depreciation		(16,197)	(14,893)

		42,468	39,760

OTHER ASSETS

Investments		11,494	12,165

Notes and contracts receivable and other		4,831	4,325

Intangibles		4,093	4,216

		20,418	20,706

		$113,527	$100,420

	June 30,	March 31,
	2000	2000
	(Unaudited)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable	$22,917	$23,667

Accounts payable	26,151	12,989

Employee compensation	2,975	3,247

Taxes, interest, and other liabilities	919	381

Current maturities of long-term obligations	3,240	3,117

TOTAL CURRENT LIABILITIES	56,202	43,401

LONG-TERM OBLIGATIONS, less current maturities	23,159	22,390

DEFERRED INCOME TAXES	2,111	2,319

STOCKHOLDERS’ EQUITY

Preferred stock:

Series Three: 10% cumulative redeemable, $60 face value; 14,784 shares issued and outstanding)	678	678

Series Four: 10% cumulative redeemable, $51.50 face value; 46,414 shares issued and outstanding	2,390	2,390

Series Five: 10% cumulative redeemable, $120 face value; 6,648 shares issued and outstanding	798	798

Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, issued — none

Common stock, $1 par value; 10,000,000 shares authorized, 3,101,195 shares issued and outstanding	3,101	3,101

Net unrealized loss on marketable securities	(1,232)	(877)

Retained earnings	26,320	26,220

	32,055	32,310

	$113,527	$100,420

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Condensed)
Maxco, Inc. and Subsidiaries

	Three Months Ended June 30,

	2000	1999
	(Unaudited)	(Unaudited)

	(in thousands, except per share data)
Net sales	$48,454	$43,976

Costs and expenses:

Cost of sales and operating expenses	37,914	33,475

Selling, general and administrative	7,347	6,478

Depreciation and amortization	1,479	1,169

	46,740	41,122

Operating Earnings	1,714	2,854

Other income (expense)
Investment and interest income	162	155

Interest expense	(1,040)	(745)

Income Before Federal Income Taxes and Equity in Earnings of Affiliates	836	2,264

Federal income tax expense	309	781

Income Before Equity in Earnings of Affiliates	527	1,483

Equity in earnings of affiliates, net of tax	(325)	425

Net Income	202	1,908

Less preferred stock dividends	(102)	(102)

Net Income Applicable to Common Stock	$100	$1,806

Net Income Per Common Share — Basic	$.03	$.57

Net Income Per Common Share — Assuming Dilution	$.03	$.57

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
Maxco, Inc. and Subsidiaries

	Three Months Ended June 30,

	2000	1999
	(Unaudited)	(Unaudited)

	(in thousands)
Operating Activities

Net Income	$202	$1,908

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and other non-cash items	1,908	761

Changes in operating assets and liabilities	1,260	105

Net Cash Provided By Operating Activities	3,370	2,774

Investing Activities

Purchase of business		(3,103)

Payment received on note receivable		750

Redemption of (investment in) marketable securities	1,434	(37)

Investment in affiliates	(794)	(304)

Distributions from affiliates	375	76

Purchases of property and equipment	(4,011)	(2,590)

Other	6	(6)

Net Cash Used In Investing Activities	(2,990)	(5,214)

Financing Activities

Proceeds from long-term obligations	1,646	7,263

Repayments on long-term obligations and notes payable	(754)	(3,149)

Changes in capital stock		(231)

Dividends paid on preferred stock	(102)	(102)

Net Cash Provided by Financing Activities	790	3,781

Increase in Cash and Cash Equivalents	1,170	1,341

Cash and Cash Equivalents at Beginning of Period	542	1,122

Cash and Cash Equivalents at End of Period	$1,712	$2,463

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
June 30, 2000
(Unaudited)

NOTE 1 — Basis of Presentation and Significant Accounting Policies
The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in Maxco’s annual report on Form 10-K for the year ended March 31, 2000.

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

Certain other amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2 — Inventories
The major classes of inventories, at the dates indicated were as follows:

	June 30,	March 31,
	2000	2000

	(in thousands)
Raw materials	$758	$589

Finished goods and work in progress	1,376	1,136

Purchased products for resale	7,888	6,275

	$10,022	$8,000

NOTE 3 — Marketable Securities
The Company classifies its investments in equity securities with readily determinable fair values as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Application of this method resulted in an unrealized loss, net of deferred tax, of approximately $1.2 million being reported as part of stockholders’ equity at June 30, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maxco, Inc. and Subsidiaries

NOTE 4 — Investment in Integral Vision, Inc. (Formerly Medar, Inc.)
The following table summarizes the operating results of Integral Vision, Inc., Maxco’s 25% owned affiliated company:

	Three Months Ended
	June 30,

	2000	1999

	(in thousands)
Net Sales	$1,785	$2,409

Gross Margin	(132)	(165)

Net Income (Loss)	(1,854)	3,550

During the quarter ended June 30, 1999, Integral Vision sold its welding division and recognized a gain of approximately $5.5 million on the transaction.

Condensed income statement information for the three months ended June 30, 2000 and June 30, 1999 for the equity investees where Maxco’s share of their net income (loss) exceeded 20% of consolidated pre-tax income for the year ended March 31, 2000 is as follows:

	Foresight		Midstate Industrial
	Solutions, Inc.		Services, Inc.
	June 30,		June 30,

	2000	1999	2000	1999

		(in thousands)
Net Sales	$254	$471	$2,484	$3,447

Gross Margin	233	364	1,042	977

Net Income (Loss)	(298)	(183)	229	226

NOTE 5 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	June 30,
	2000	1999

	(in thousands, except per share data)
NUMERATOR:

Net income	$202	$1,908

Preferred stock dividends	(102)	(102)

Numerator for basic earnings per share—income available to common stockholders	100	1,806

Effect of dilutive securities:

Numerator for diluted earnings per share—income to common stockholders after assumed conversions	100	1,806

DENOMINATOR:

Denominator for basic earnings per share—

Weighted-average shares	3,101	3,195

Effect of dilutive securities:

Employee stock options	6

Dilutive potential common shares	6

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	3,107	3,195

BASIC EARNINGS PER SHARE	$.03	$.57

DILUTED EARNINGS PER SHARE	$.03	$.57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maxco, Inc. and Subsidiaries

NOTE 6 — Comprehensive Income
The components of comprehensive income for the three months ended June 30, 2000 and 1999 are as follows:

	Three Months Ended
	June 30,

	2000	1999

	(in thousands)
Net earnings	$202	$1,908

Unrealized losses on marketable securities	(355)	(36)

	$(153)	$1,872

The components of accumulated comprehensive income, net of related tax at June 30, 2000 and March 31, 2000 are as follows:

	June 30,	March 31,
	2000	2000

	(in thousands)
Unrealized losses on marketable securities	$(1,232)	$(877)

NOTE 7 — INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

	June 30,	March 31,
	2000	2000

	(in thousands)
Identifiable assets:

Construction supplies	$44,844	$32,902

Heat treating	32,505	30,367

Packaging products	6,765	6,565

Corporate and other	17,919	18,421

Investments and advances	11,494	12,165

Total Identifiable Assets	$113,527	$100,420

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maxco, Inc. and Subsidiaries

NOTE 7 — INDUSTRY SEGMENT INFORMATION — Continued

		Three Months Ended
		June 30,
		2000	1999

		(in thousands)
Net sales:

Construction supplies		$33,891	$29,413

Heat treating		10,361	10,084

Packaging products		4,120	4,397

Corporate and other		82	82

	Total Net Sales	$48,454	$43,976

Operating earnings (loss):

Construction supplies		$1,631	$2,059

Heat treating		904	1,449

Packaging products		(105)	(23)

Corporate and other		(716)	(631)

	Total Operating Earnings	$1,714	$2,854

Depreciation and amortization expense:

Construction supplies		$565	$423

Heat treating		605	481

Packaging products		192	175

Corporate and other		117	90

Total Depreciation And Amortization Expense		$1,479	$1,169

Capital expenditures:

Construction supplies		$1,431	$1,339

Heat treating		2,527	1,025

Packaging products		53	219

Corporate and other		0	7

	Total Capital Expenditures	$4,011	$2,590

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maxco, Inc. and Subsidiaries

NOTE 8 — INVESTMENT IN AXSON, S.A.

Maxco had a 7% investment in Axson, S.A. of France (Axson), a manufacturer of resins and composite materials for advanced applications, which was carried at cost value. In the fourth quarter of fiscal 2000, the majority shareholders of Axson began negotiations with Axson management for a management buyout of the existing shareholders interests. As such, Maxco adjusted its carrying amount to its estimated realizable value at March 31, 2000, which resulted in a $860,000 charge in the fourth quarter of last year, for other than temporary impairment on its investment. This transaction was completed in August 2000.

NOTE 9 — DEBT

The Company is currently in default on certain financial and other covenants as required by its $18 million and $10 million lines of credit with a bank. As such the outstanding balance on the lines ($22.7 million at June 30, 2000) has been classified as current in the accompanying financial statements. These lines of credit were amended in July 2000 to carry an interest rate of 1% over prime, increasing the availability under the $18 million line to $20 million, and as provided under the original agreement with the bank, the $10 million acquisition line was converted to a $7.6 million term loan. However, there are ongoing negotiations with the bank to obtain waivers of default. Management anticipates that the negotiations will be completed in the third quarter of the fiscal year.

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

NOTE 10 — FEDERAL INCOME TAXES

The Company’s effective tax rate varied from the statutory rate of 34% due to certain expenses, which are not deductible for tax purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
June 30, 2000

MATERIAL CHANGES IN FINANCIAL CONDITION

Operating activities generated $3.4 million in cash for the quarter. Individual working capital component levels increased over the March 31, 2000 level, primarily from the increased sales activity by the Company’s construction supplies unit (Ersco) over the traditional slower fourth quarter of the prior year.

Cash was used in investing activities during the quarter to purchase additional equipment for Maxco’s heat-treating unit (Atmosphere Annealing), and its Construction Supplies unit (Ersco).

Net proceeds from additional long-term debt were used primarily to fund the purchase of equipment.

At June 30, 2000, the Company continued to classify certain lines of credit as short term due to the Company being in default on certain financial and other covenants under its $18 million and $10 million lines of credit with a bank. In July 2000, these lines of credit were amended to carry an interest rate of 1% over prime, increasing the availability under the $18 million line to $20 million, and as provided under the original agreement with the bank, the $10 million acquisition line was converted to a $7.6 million term loan. However, there are ongoing negotiations with the bank to obtain waivers of default. Management anticipates that these negotiations will be completed in the third quarter of the fiscal year.

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

At June 30, 2000, the 2,240,605 shares of Integral Vision (formerly Medar) common stock that Maxco owns had an aggregate market value of approximately $5.6 million ($3.4 million at August 9, 2000). Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented as the Company owns greater than 20% of Integral Vision’s outstanding stock.

At June 30, 2000, the 249,230 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $1.4 million ($2.0 million at March 31, 2000). Maxco’s investment in Provant is reflected in Maxco’s financial statements under the cost method as an available-for-sale security as the Company owns less than 20% of Provant’s outstanding stock.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to 1999

Net sales increased to $48.5 million compared to $44.0 million in last year’s first quarter. First quarter results reflect operating earnings of $1.7 million compared to $2.9 million for the comparable period in 1999. Net income was $202,000 or $.03 per share assuming dilution compared to last year’s $1.9 million or $.57 per share assuming dilution.

Sales and operating earnings for the three months ending June 30, 2000 and 1999 by each of the company’s segments were as follows:

	Three Months Ended		Three Months Ended
	June 30, 2000		June 30, 1999

		Operating		Operating
		Earnings		Earnings
	Sales	(loss)	Sales	(loss)

		(in thousands)
Construction supplies	$33,891	$1,631	$29,413	$2,059

Heat treating	10,361	904	10,084	1,449

Packaging products	4,120	(105)	4,397	(23)

The increase in sales at Maxco’s Construction Supplies unit (Ersco) was primarily from an increase in product sales to highway contractors on a direct shipment basis from the manufacturers. The nominal increase in sales at the Company’s heat treating unit (Atmosphere) was offset by lower sales at its packaging products unit (Pak-Sak).

Consolidated gross profit (net sales less cost of sales and operating expenses) for both periods was $10.5 million, however, as a percentage of sales, decreased from 24% in the prior year to 22% in the current period. The decrease in gross margin was primarily the result of the increased sales at Ersco on a direct shipment basis, which generally have a lower margin. Higher operating expenses at certain of Ersco’s locations in anticipation of higher yard sales, which did not occur due in part to inclement weather in the month of June and a strike at certain redi-mix concrete plants in a key market were also factors. Gross profit at Atmosphere was also affected primarily by the increase in the price of natural gas that is used in the heat treating process.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Maxco, Inc. and Subsidiaries

Selling, general, and administrative expenses increased $869,000 to $7.3 million from $6.5 million. The increase primarily resulted at the construction supplies unit due to additional wages and other expenses incurred to support the planned growth of this unit.

Depreciation and amortization expense for the three months ended June 30, 2000 increased as a result of the additional depreciation resulting from the purchases of property and equipment by Atmosphere and Ersco in the 2000 fiscal year.

As a result of the above, operating earnings decreased to approximately $1.7 million from $2.9 million in last year’s comparable period.

Net interest expense increased from the prior year quarter due to additional long-term borrowings and a reduction in marketable securities, the proceeds of which were used for investments in the Company’s affiliates and additional purchases of property and equipment.

Integral Vision, Inc. (formerly Medar, Inc.) had a net loss for the three months ended June 30, 2000 of $1.9 million compared to a net income of $3.6 million for the three months ended June 30, 1999. During the quarter ended June 30, 1999, Integral Vision sold its welding division and recognized a gain of approximately $5.5 million on the transaction. This was the primary reason Maxco’s equity in earnings of affiliates decreased to a loss of $325,000 for the three months ended June 30, 2000 from income of $325,000 in the comparable prior year period.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. Some of the Company’s interest expense is fixed through long-term borrowings to mitigate the impact of such potential exposure. Additionally, the Company entered into an interest rate swap agreement based on a notional amount of $5.0 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate short and long term borrowings of $44.7 million at June 30, 2000. A 1% increase from the prevailing interest rates at June 30, 2000 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by approximately $400,000 based on principal balances at June 30, 2000.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

The Company is currently in default on certain financial and other covenants as required by its $18 million (increased to $20 million in July 2000) and $10 million (converted to a $7.6 million term loan in July 2000) lines of credit with a bank.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6(a)	Exhibits

3	Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.3	Resolution authorizing the redemption of Series Two Preferred Stock and establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

PART II
OTHER INFORMATION (Continued)

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.9	Asset purchase agreement — Wright Plastic Products, Inc. is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996 is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 8-K dated January 17, 1997.

10.12	Asset purchase agreement — Axson North America, Inc. is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

10.13	Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.14	Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998 is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999, is hereby incorporated by reference from Form 10-K dated June 23, 1999.

PART II
OTHER INFORMATION (Continued)

10.20	Fifth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 1, 1999 is hereby incorporated by reference from Form 10-Q dated November 12, 1999.

10.21	Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000 is hereby incorporated by reference from Form 10-K dated July 14, 2000.

27*	Financial Data Schedule

Item 6(b)	Reports on Form 8-K None

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      MAXCO, INC.

Date:	August 14, 2000	/S/ VINCENT SHUNSKY
Vincent Shunsky, Vice President-Finance and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3	Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.3	Resolution authorizing the redemption of Series Two Preferred Stock and establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

EXHIBIT INDEX

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.9	Asset purchase agreement — Wright Plastic Products, Inc. is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996 is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 8-K dated January 17, 1997.

10.12	Asset purchase agreement — Axson North America, Inc. is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

10.13	Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.14	Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998 is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999, is hereby incorporated by reference from Form 10-K dated June 23, 1999.

EXHIBIT INDEX

10.20	Fifth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 1, 1999 is hereby incorporated by reference from Form 10-Q dated November 12, 1999.

10.21	Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000 is hereby incorporated by reference from Form 10-K dated July 14, 2000.

27*	Financial Data Schedule

*Filed herewith