Form 10-Q
period 2000-09-30
MAXCO INC
filed 2000-11-14
CIK 78966

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000

Commission File Number 0-2762

MAXCO, INC.
(Exact Name of Registrant as Specified in its Charter)

Michigan	38-1792842

(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1118 Centennial Way Lansing, Michigan	48197

(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (517) 321-3130

Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.

Yes      No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2000

Common Stock	3,101,195 shares

PART I FINANCIAL INFORMATION CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS (Condensed)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MATERIAL CHANGES IN FINANCIAL CONDITION
MATERIAL CHANGES IN RESULTS OF OPERATIONS
NEW FINANCIAL ACCOUNTING PRONOUNCEMENT
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
Financial Data Schedule

PART I

FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

Maxco, Inc. and Subsidiaries

	September 30,	March 31,
	2000	2000
	(Unaudited)

	(in thousands)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,017	$542

Marketable securities		185

Accounts and notes receivable, less allowance of $634,000 ($513,000 at March 31, 2000)	34,208	22,098

Advances to affiliate	3,008	3,008

Inventories – Note 2	7,621	8,000

Investment held for sale – Note 9		1,121

Prepaid expenses and other	986	760

TOTAL CURRENT ASSETS	46,840	35,714

MARKETABLE SECURITIES – LONG TERM – Note 3	1,745	4,240

PROPERTY AND EQUIPMENT

Land	732	732

Buildings	12,731	12,271

Machinery, equipment, and fixtures	49,114	41,650

	62,577	54,653

Allowances for depreciation	(17,466)	(14,893)

	45,111	39,760

OTHER ASSETS

Investments	11,000	12,165

Notes and contracts receivable and other	5,498	4,325

Intangibles	3,970	4,216

	20,468	20,706

	$114,164	$100,420

	September 30,	March 31,
	2000	2000

	(Unaudited)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable	$22,286	$23,667

Accounts payable	23,138	12,989

Employee compensation	2,935	3,247

Taxes, interest, and other liabilities	1,449	381

Current maturities of long-term obligations	3,718	3,117

TOTAL CURRENT LIABILITIES	53,526	43,401

LONG-TERM OBLIGATIONS, less current maturities	25,235	22,390

DEFERRED INCOME TAXES	2,352	2,319

STOCKHOLDERS’ EQUITY

Preferred stock:

Series Three: 10% cumulative redeemable, $60 face value; 14,784 shares issued and outstanding	678	678

Series Four: 10% cumulative redeemable, $51.50 face value; 46,414 shares issued and outstanding	2,390	2,390

Series Five: 10% cumulative redeemable, $120 face value; 6,648 shares issued and outstanding	798	798

Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, issued – none
Common stock, $1 par value; 10,000,000 shares authorized, 3,101,195 shares issued and outstanding	3,101	3,101

Net unrealized loss on marketable securities	(987)	(877)

Retained earnings	27,071	26,220

	33,051	32,310

	$114,164	$100,420

      See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Condensed)
Maxco, Inc. and Subsidiaries

	Three Months Ended September 30,

	2000	1999
	(Unaudited)	(Unaudited)

	(in thousands, except per share data)

Net sales	$49,094	$47,227

Costs and expenses:

Cost of sales and operating expenses	38,008	36,569

Selling, general and administrative	7,308	6,982

Depreciation and amortization	1,584	1,199

	46,900	44,750

Operating Earnings	2,194	2,477

Other income (expense) Investment and interest income	840	134

Interest expense	(1,274)	(838)

Income Before Federal

Income Taxes and Equity in Earnings of Affiliates	1,760	1,773

Federal income tax expense	610	626

Income Before Equity in Earnings of Affiliates	1,150	1,147

Equity in earnings (loss) of affiliates, net of tax	(297)	130

Net Income	853	1,277

Less preferred stock dividends	(102)	(102)

Net Income Applicable to Common Stock	$751	$1,175

Net Income Per Common Share – Basic	$.24	$.37

Net Income Per Common Share – Assuming Dilution	$.24	$.37

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Condensed)
Maxco, Inc. and Subsidiaries

	Six Months Ended September 30,

	2000	1999

	(Unaudited)	(Unaudited)

	(in thousands, except per share data)

Net sales	$97,548	$91,203

Costs and expenses:

Cost of sales and operating expenses	75,922	70,045

Selling, general and administrative	14,655	13,459

Depreciation and amortization	3,063	2,368

	93,640	85,872

Operating Earnings	3,908	5,331

Other income (expense) Investment and interest income	1,002	289

Interest expense	(2,314)	(1,583)

Income Before Federal Income Taxes and Equity in Earnings of Affiliates	2,596	4,037

Federal income tax expense	919	1,407

Income Before Equity in Earnings of Affiliates	1,677	2,630

Equity in earnings (loss) of affiliates, net of tax	(622)	555

Net Income	1,055	3,185

Less preferred stock dividends	(204)	(204)

Net Income Applicable to Common Stock	$851	$2,981

Net Income Per Common Share – Basic	$.27	$.94

Net Income Per Common Share – Assuming Dilution	$.27	$.94

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
Maxco, Inc. and Subsidiaries

	Six Months Ended September 30,

	2000	1999
	(Unaudited)	(Unaudited)

	(in thousands)
Operating Activities

Net Income	$1,055	$3,185

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and other non-cash items	3,344	2,014

Changes in operating assets and liabilities	(975)	(4,199)

Net Cash Provided By Operating Activities	3,424	1,000

Investing Activities

Purchase of business		(3,103)

Sale of investment	1,143

Payment received on note receivable		750

Redemption of marketable securities	2,530	8

Investment in affiliates	(272)	(484)

Purchases of property and equipment	(7,942)	(5,952)

Other	(268)	(47)

Net Cash Used In Investing Activities	(4,809)	(8,828)

Financing Activities

Proceeds from long-term obligations	4,994	10,689

Repayments on long-term obligations and notes payable	(1,548)	(1,944)

Repayments on short-term obligation	(1,382)

Changes in capital stock		(476)

Dividends paid on preferred stock	(204)	(204)

Net Cash Provided by Financing Activities	1,860	8,065

Increase in Cash and Cash Equivalents	475	237

Cash and Cash Equivalents at Beginning of Period	542	1,122

Cash and Cash Equivalents at End of Period	$1,017	$1,359

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
September 30, 2000

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

Certain other amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2 – Inventories

The major classes of inventories, at the dates indicated were as follows:

	September 30,	March 31,
	2000	2000

	(unaudited)
	(in thousands)

Raw materials	$699	$589

Finished goods and work in progress	1,190	1,136

Purchased products for resale	5,732	6,275

	$7,621	$8,000

NOTE 3 – Marketable Securities

The Company classifies its marketable securities as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Application of this method resulted in an unrealized loss, net of deferred tax, of approximately $987,000 being reported as part of stockholders’ equity at September 30, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maxco, Inc. and Subsidiaries

NOTE 4 – Investment in Integral Vision, Inc.

The following table summarizes the operating results of Integral Vision, Inc. (formerly Medar, Inc.), Maxco’s 25% owned affiliate:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2000	1999	2000	1999

		(in thousands)
Net Sales	$1,535	$3,975	$3,320	$6,384

Gross Margin	(65)	1,357	(197)	1,192

Net Income (Loss)	(1,634)	1,144	(3,488)	4,694

On June 30, 1999, Integral Vision sold its welding division for cash and debt. The gain recognized through September 30, 1999 on this transaction was $6.6 million, of which $1.1 million was recognized by Maxco in the quarter ended September 30, 1999.

NOTE 5 – Other Investments

Condensed income statement information for the three and six months ended September 30, 2000 and 1999 for the equity investees where Maxco’s share of their net income (loss) exceeded 20% of consolidated pre-tax income for the year ended March 31, 2000 is as follows:

Foresight Solutions, Inc.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2000	1999	2000	1999

		(in thousands)
Net Sales	$191	$447	$445	$918

Gross Margin	175	382	408	746

Net Loss	(545)	(162)	(843)	(345)

Midstate Industrial Services, Inc.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2000	1999	2000	1999

		(in thousands)
Net Sales	$3,879	$2,714	$6,363	$6,161

Gross Margin	1,211	990	2,253	1,967

Net Income	295	237	524	463

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maxco, Inc. and Subsidiaries

NOTE 6 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2000	1999	2000	1999

		(in thousands, except per share data)
NUMERATOR:

Net income	$853	$1,277	$1,055	$3,185

Preferred stock dividends	(102)	(102)	(204)	(204)

Numerator for basic earning per share—income available to common stockholders	751	1,175	851	2,981

Effect of dilutive securities:

Numerator for diluted earnings per share—income to common stockholders after assumed conversions	751	1,175	851	2,981

DENOMINATOR:

Denominator for basic earnings per share—

Weighted-average shares	3,101	3,164	3,101	3,179

Effect of dilutive securities:

Employee stock options	2	1	4	1

Dilutive potential common shares	2	1	4	1

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	3,103	3,165	3,105	3,180

BASIC EARNINGS PER SHARE	$.24	$.37	$.27	$.94

DILUTED EARNINGS PER SHARE	$.24	$.37	$.27	$.94

NOTE 7 – Comprehensive Income

The components of comprehensive income for the three and six months ended September 30, 2000 and 1999 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2000	1999	2000	1999

		(in thousands)
Net earnings	$853	$1,277	$1,055	$3,185

Unrealized gains (losses) on marketable securities	245	(12)	(110)	(48)

	$1,098	$1,265	$945	$3,137

The components of accumulated comprehensive income, net of related tax at September 30, 2000 and March 31, 2000 are as follows:

	September 30,	March 31,
	2000	2000

	(in thousands)
Unrealized losses on marketable securities	$(987)	$(877)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maxco, Inc. and Subsidiaries

NOTE 8 – INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

		September 30,	March 31,
		2000	2000

		(in thousands)
Identifiable assets:

Construction supplies		$45,911	$32,902

Heat treating		33,934	30,367

Packaging products		6,469	6,565

Corporate and other		16,850	18,421

Investments and advances		11,000	12,165

	Total Identifiable Assets	$114,164	$100,420

		Three Months Ended		Six Months Ended

		September 30,		September 30,

		2000	1999	2000	1999

Net sales:

Construction supplies		$34,773	$33,240	$68,664	$62,653

Heat treating		10,076	9,702	20,437	19,786

Packaging products		4,162	4,203	8,282	8,599

Corporate and other		83	82	165	165

	Total Net Sales	$49,094	$47,227	$97,548	$91,203

Operating earnings (loss):

Construction supplies		$1,881	$2,421	$3,512	$4,480

Heat treating		1,125	930	2,029	2,379

Packaging products		20	(26)	(85)	(49)

Corporate and other		(832)	(848)	(1,548)	(1,479)

	Total Operating Earnings	$2,194	$2,477	$3,908	$5,331

Depreciation and amortization expense:

Construction supplies		$684	$448	$1,249	$871

Heat treating		604	481	1,209	963

Packaging products		189	180	381	354

Corporate and other		107	90	224	180

Total Depreciation and Amortization Expense		$1,584	$1,199	$3,063	$2,368

Capital expenditures:

Construction supplies		$1,758	$1,412	$3,190	$2,750

Heat treating		2,100	1,671	4,646	2,696

Packaging products		52	278	105	497

Corporate and other		1	2	1	9

	Total Capital Expenditures	$3,911	$3,363	$7,942	$5,952

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

NOTE 9 – INVESTMENT IN AXSON, S.A.

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

NOTE 10 – DEBT

The Company is currently in default on certain financial and other covenants as required by its $20 million line of credit with a bank. As such the outstanding balances on the line ($14.6 million at September 30, 2000) and a term note ($7.5 million at September 30, 2000) have been classified as current in the accompanying financial statements. These obligations carry interest rates of 1% over prime. There are ongoing negotiations with the bank to obtain waivers of default. Management anticipates that the negotiations will be completed by the end of the fiscal year.

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

NOTE 11 – FEDERAL INCOME TAXES

The Company’s effective tax rate varied from the statutory rate of 34% due to certain expenses that are not deductible for tax purposes.

NOTE 12 – SUBSEQUENT EVENT

On November 2, 2000, Maxco signed a letter of intent to sell Ersco Corporation, its construction supplies unit, to privately held Lofland Acquisitions, Inc., a Dallas based affiliate of the Lofland Company which supplies reinforcing steel and concrete construction supplies to contractors, for a combination of cash and Lofland Acquisitions’ stock. Approval will have to be obtained from the Federal Trade Commission and there is no assurance that the transaction will occur within the proposed time frame, or at all. The transaction, which is subject to due diligence, the completion of a definitive agreement, and FTC approval, is expected to close in the next 120 days.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
September 30, 2000

MATERIAL CHANGES IN FINANCIAL CONDITION

Operating activities generated $3.4 million in cash for the six months. Individual working capital component levels increased over the March 31, 2000 level, primarily from the increased sales activity by the Company’s construction supplies unit (Ersco) over the traditionally slower fourth quarter of the prior year.

Cash was used in investing activities during the quarter to purchase additional equipment for Maxco’s heat-treating unit (Atmosphere Annealing), and its Construction Supplies unit (Ersco).

Cash used in investing activities was partially offset by cash generated from the sale of marketable securities and from the sale of the Company’s 7% interest in Axson, S.A. of France.

Net proceeds from additional long-term debt were used primarily to fund the purchase of equipment.

At September 30, 2000, the Company continued to classify one of its lines of credit and one of its term notes as short term due to the Company being in default on certain financial and other covenants under its $20 million line of credit with a bank. These obligations carry interest rates of 1% over prime. There are ongoing negotiations with the bank to obtain waivers of default. Management anticipates that these negotiations will be completed by the end of the fiscal year.

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

At September 30, 2000, the 2,240,605 shares of Integral Vision (formerly Medar) common stock that Maxco owns had an aggregate market value of approximately $3.1 million ($2.2 million at November 3, 2000). Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented as the Company owns greater than 20% of Integral Vision’s outstanding stock.

At September 30, 2000, the 249,230 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $1.7 million ($1.6 million at November 3, 2000). Maxco’s investment in Provant is reflected in Maxco’s financial statements under the cost method as an available-for-sale security as the Company owns less than 20% of Provant’s outstanding stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Maxco, Inc. and Subsidiaries

On November 2, 2000, Maxco signed a letter of intent to sell Ersco Corporation, its construction supplies unit, to privately held Lofland Acquisitions, Inc., a Dallas based affiliate of the Lofland Company which supplies reinforcing steel and concrete construction supplies to contractors, for a combination of cash and Lofland Acquisitions’ stock. Approval will have to be obtained from the Federal Trade Commission and there is no assurance that the transaction will occur within the proposed time frame, or at all. The transaction, which is subject to due diligence, the completion of a definitive agreement, and FTC approval, is expected to close in the next 120 days.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to 1999

Net sales increased to $49.1 million compared to $47.2 million in last year’s second quarter. Second quarter results reflect operating earnings of $2.2 million compared to $2.5 million for the comparable period in 1999. Net income was $853,000 or $.24 per share assuming dilution compared to last year’s $1.3 million or $.37 per share assuming dilution.

Sales and operating earnings for the three months ended September 30, 2000 and 1999 by each of the company’s segments were as follows:

	Three Months Ended		Three Months Ended
	September 30, 2000		September 30, 1999

		Operating		Operating
		Earnings		Earnings
	Sales	(loss)	Sales	(loss)

		(in thousands)
Construction supplies	$34,773	$1,881	$33,240	$2,421

Heat treating	10,077	1,125	9,702	930

Packaging products	4,162	20	4,203	(26)

Higher sales in the current period occurred at Maxco’s construction supplies unit (Ersco) over the comparable 1999 period as a result of a strong general construction market resulting from an overall stable and growing general economy, increased availability of federal highway repair dollars, as well as an increase in form rental revenues. Sales at Atmosphere Annealing increased primarily due to greater processing capabilities of equipment and facilities recently placed in service.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased to $11.1 million or approximately 23% of sales from $10.7 million or 23% of sales. The Company’s heat treating unit generated additional gross profit as efficiency improvements resulting from the completion of certain major capital projects were realized. The construction supplies unit also generated additional gross profit in the current period over last year due to its increased sales level.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Maxco, Inc. and Subsidiaries

Selling, general, and administrative expenses increased to $7.3 million from $7.0 million. The increase primarily resulted at the construction supplies unit due to additional wages and other expenses incurred to support the planned growth of this unit.

Depreciation and amortization expense for the three months ended September 30, 2000 increased as a result of the additional depreciation resulting from the purchases of property and equipment by Atmosphere and Ersco in the 2000 fiscal year.

As a result of the above, operating earnings decreased to approximately $2.2 million from $2.5 million in last year’s comparable period.

Investment and interest income increased for the three month period ended September 30, 2000 primarily due to the recording of Maxco’s share of the minimum contingent consideration which, during the second quarter, was agreed to be paid in fiscal 2002 to former shareholders of Strategic Interactive (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October, 1998). Interest expense increased from the prior year quarter due to additional long-term borrowings, the proceeds of which were used for investments in the Company’s affiliates and additional purchases of property and equipment.

Equity in earnings of affiliates decreased primarily because of lower net income at Integral Vision for the current three-month period. On June 30, 1999, Integral Vision sold its welding controls division for cash and debt. The gain recognized through September 30, 1999 on this transaction was $6.6 million, of which $1.1 million was recognized by Maxco in the quarter ended September 30, 1999. Integral Vision’s net loss for the three months ended September 30, 2000 was $1.6 million compared to a net income of $1.1 million for the three months ended September 30, 1999.

Six Months Ended September 30, 2000 Compared to 1999

Net sales increased to $97.5 million compared to $91.2 million in last year’s comparable six-month period. Results for this period include operating earnings of $3.9 million compared to $5.3 million for the comparable period in 1999. Net income was $1.1 million or $.27 per share assuming dilution compared to last year’s $3.2 million or $.94 per share assuming dilution.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Maxco, Inc. and Subsidiaries

Sales and operating earnings for the six months ended September 30, 2000 and 1999 by each of the company’s segments were as follows:

	Six Months Ended		Six Months Ended
	September 30, 2000		September 30, 1999

		Operating		Operating
		Earnings		Earnings
	Sales	(loss)	Sales	(loss)

		(in thousands)
Construction supplies	$68,664	$3,512	$62,653	$4,480

Heat treating	20,437	2,029	19,786	2,379

Packaging products	8,282	(85)	8,599	(49)

Higher sales in the current period occurred at Maxco’s construction supplies unit (Ersco) over the comparable 1999 period as a result of a strong general construction market resulting from an overall stable and growing general economy, increased availability of federal highway repair dollars, as well as an increase in form rental revenues. Sales at Atmosphere Annealing increased in the current six-month period over the comparable six-month period last year primarily due to the greater processing capabilities of equipment and facilities recently placed in service.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased to $21.6 million or approximately 22% of sales from $21.2 million or 23% of sales. The construction supplies unit generated additional gross profit in the current period over last year due to its increased sales level. Gross profit at Atmosphere was comparable to the prior year despite the increase in the price of natural gas that is used in the heat treating process.

Selling, general, and administrative expenses increased to $14.7 million from $13.5 million. The increase primarily resulted at the construction supplies unit due to additional wages and other expenses incurred to support the planned growth of this unit.

The increase in depreciation expense in 2000 was attributable to depreciation by Ersco on purchases of rental forms and shoring equipment. Additionally, depreciation by Atmosphere Annealing also increased as a result of new equipment including a new coating line, additional furnaces, and facility improvements placed in service since September of last year.

As a result of the above, operating earnings decreased to approximately $3.9 million from $5.3 million in last year’s comparable period.

Investment and interest income increased for the six month period ended September 30, 2000 primarily due to the recording of Maxco’s share of the minimum contingent consideration which, during the second quarter, was agreed to be paid in fiscal 2002 to former shareholders of Strategic Interactive (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October, 1998). Interest expense increased from the prior year period due to additional long-term borrowings, the proceeds of which were used for investments in the Company’s affiliates and additional purchases of property and equipment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Maxco, Inc. and Subsidiaries

On June 30, 1999, Integral Vision, Inc. (formerly Medar Inc.) sold its welding division for cash and debt. The gain recognized through September 30, 1999 on this transaction was $6.6 million. Integral Vision’s net loss for the six months ended September 30, 2000 was $3.5 million compared to a net income of $4.7 million for the six months ended September 30, 1999. The decrease in Integral Vision’s net income was the major reason that Maxco’s equity in affiliates, net of tax, decreased $1.2 million from the same period of the prior year.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. Some of the Company’s interest expense is fixed through long-term borrowings to mitigate the impact of such potential exposure. Additionally, the Company entered into an interest rate swap agreement based on a notional amount of $5.0 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate long-term borrowings of $24.7 million at September 30, 2000. A 1% increase from the prevailing interest rates at September 30, 2000 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by $204,000 based on principal balances at September 30, 2000.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

The Company is currently in default on certain financial and other covenants as required by its $20 million line of credit with a bank.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on August 29, 2000. The matters voted upon were the election of directors and other business which may come before the meeting (of which there was none). The results of votes were as follows:

Election of directors:

	For	Withheld

Max A. Coon	2,968,774	27,408

Eric L. Cross	3,001,974	18,208

Charles J. Drake	2,971,729	24,453

Joel I Ferguson	2,972,429	23,753

Richard G. Johns	2,980,629	15,553

Vincent Shunsky	2,980,659	15,523

J. Michael Warren	2,979,674	16,508

Michael W. Wisti	2,979,674	16,508

Item 5.	Other Information

None

Item 6(a)	Exhibits

3	Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

PART II
OTHER INFORMATION (Continued)

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.3	Resolution authorizing the redemption of Series Two Preferred Stock and establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.9	Asset purchase agreement — Wright Plastic Products, Inc. is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.

10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996 is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 8-K dated January 17, 1997.

10.12	Asset purchase agreement — Axson North America, Inc. is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

10.13	Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.14	Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998 is hereby incorporated by reference from Form 10-K dated June 24, 1998.

PART II
OTHER INFORMATION (Continued)

10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999, is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.20	Fifth amendment to amended and restated loan agreement between Comerica bank and Maxco, Inc. dated September 1, 1999 is hereby incorporated by reference from Form 10-Q dated November 12, 1999.

10.21	Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000 is hereby incorporated by reference from Form 10-K dated July 14, 2000.

27*	Financial Data Schedule

Item 6(b)	Reports on Form 8-K None

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXCO, INC.

Date:	November 14, 2000	/S/ VINCENT SHUNSKY
Vincent Shunsky, Vice President-Finance
and Treasurer (Principal Financial and
Accounting Officer)

Exhibit Index

Exhibit	Description

27	Financial Data Schedule