Form 10-Q
period 2000-12-31
MAXCO INC
filed 2001-02-14
CIK 78966

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2000

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

Yes	No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2000

Common Stock	3,101,195 shares

PART I

FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	December 31,	March 31,
	2000	2000
	(Unaudited)

	(in thousands)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,014	$542

Marketable securities		185

Accounts and notes receivable, less allowance of $710,000 ($513,000 at March 31, 2000)	24,425	22,098

Advances to affiliate	3,008	3,008

Inventories — Note 2	7,081	8,000

Investment held for sale — Note 9		1,121

Prepaid expenses and other	1,183	760

TOTAL CURRENT ASSETS	36,711	35,714

MARKETABLE SECURITIES — LONG TERM — Note 3	1,067	4,240

PROPERTY AND EQUIPMENT

Land	732	732

Buildings	12,780	12,271

Machinery, equipment, and fixtures	49,782	41,650

	63,294	54,653

Allowances for depreciation	(18,633)	(14,893)

	44,661	39,760

OTHER ASSETS

Investments	10,270	12,165

Notes and contracts receivable and other	5,334	4,325

Intangibles	3,846	4,216

	19,450	20,706

	$101,889	$100,420

	December 31,	March 31,
	2000	2000
	(Unaudited)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable	$19,314	$23,667

Accounts payable	18,903	12,989

Employee compensation	2,485	3,247

Taxes, interest, and other liabilities	499	381

Current maturities of long-term obligations	3,734	3,117

TOTAL CURRENT LIABILITIES	44,935	43,401

LONG-TERM OBLIGATIONS, less current maturities	24,196	22,390

DEFERRED INCOME TAXES	1,965	2,319

STOCKHOLDERS’ EQUITY

Preferred stock:

Series Three: 10% cumulative redeemable, $60 face value; 14,784 shares issued and outstanding	678	678

Series Four: 10% cumulative redeemable, $51.50 face value; 46,414 shares issued and outstanding	2,390	2,390

Series Five: 10% cumulative redeemable, $120 face value; 6,648 shares issued and outstanding	798	798

Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, issued — none
Common stock, $1 par value; 10,000,000 shares

authorized, 3,101,195 shares issued and outstanding	3,101	3,101

Net unrealized loss on marketable securities	(1,434)	(877)

Retained earnings	25,260	26,220

	30,793	32,310

	$101,889	$100,420

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Condensed)
Maxco, Inc. and Subsidiaries

	Three Months Ended December 31,

	2000	1999
	(Unaudited)	(Unaudited)

	(in thousands, except per share data)
Net sales	$33,515	$33,963

Costs and expenses:

Cost of sales and operating expenses	25,831	25,754

Selling, general and administrative	6,921	6,697

Depreciation and amortization	1,549	1,249

	34,301	33,700

Operating Earnings (Loss)	(786)	263

Other income (expense)

Investment and interest income	207	144

Interest expense	(1,268)	(939)

Loss Before Federal

Income Taxes and Equity in Loss of Affiliates	(1,847)	(532)

Federal income tax benefit	(591)	(149)

Loss Before Equity in Loss of Affiliates	(1,256)	(383)

Equity in loss of affiliates, net of tax	(453)	(110)

Net Loss	(1,709)	(493)

Less preferred stock dividends	(102)	(102)

Net Loss Applicable to Common Stock	(1,811)	(595)

Net Loss Per Common Share — Basic	$(.58)	$(.19)

Net Loss Per Common Share — Assuming Dilution	$(.58)	$(.19)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Condensed)
Maxco, Inc. and Subsidiaries

	Nine Months Ended December 31,

	2000	1999
	(Unaudited)	(Unaudited)

	(in thousands, except per share data)
Net sales	$131,063	$125,166

Costs and expenses:

Cost of sales and operating expenses	101,753	95,799

Selling, general and administrative	21,576	20,156

Depreciation and amortization	4,612	3,617

	127,941	119,572

Operating Earnings	3,122	5,594

Other income (expense)

Investment and interest income	1,209	433

Interest expense	(3,582)	(2,522)

Income Before Federal

Income Taxes and Equity in Earnings of Affiliates	749	3,505

Federal income tax expense	328	1,258

Income Before Equity in Earnings of Affiliates	421	2,247

Equity in earnings (loss) of affiliates, net of tax	(1,075)	445

Net Income (Loss)	(654)	2,692

Less preferred stock dividends	(306)	(306)

Net Income (Loss) Applicable to Common Stock	(960)	2,386

Net Income (Loss) Per Common Share — Basic	$(.31)	$.75

Net Income (Loss) Per Common Share — Assuming Dilution	$(.31)	$.75

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
Maxco, Inc. and Subsidiaries

	Nine Months Ended December 31,

	2000	1999
	(Unaudited)	(Unaudited)

	(in thousands)
Operating Activities

Net Income (loss)	$(654)	$2,692

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and other non-cash items	5,360	3,580

Changes in operating assets and liabilities	4,680	(4,071)

Net Cash Provided By Operating Activities	9,386	2,201

Investing Activities

Purchase of businesses		(4,587)

Sale of investment	1,143

Payment received on note receivable		750

Redemption of (investment in) marketable securities	2,530	(28)

Investment in affiliates	(272)	(833)

Advances to affiliates, net of distributions	(147)	(704)

Purchases of property and equipment	(8,989)	(9,140)

Other	159	26

Net Cash Used In Investing Activities	(5,576)	(14,516)

Financing Activities

Proceeds from long-term obligations	4,794	15,386

Repayments on long-term obligations and notes payable	(2,371)	(2,258)

Repayments on short-term obligations	(5,455)

Changes in capital stock		(476)

Dividends paid on preferred stock	(306)	(306)

Net Cash Provided by (Used in) Financing Activities	(3,338)	12,346

Increase in Cash and Cash Equivalents	472	31

Cash and Cash Equivalents at Beginning of Period	542	1,122

Cash and Cash Equivalents at End of Period	$1,014	$1,153

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
December 31, 2000
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

Certain other amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2 — INVENTORIES
        The major classes of inventories, at the dates indicated were as follows:

	December 31,	March 31,
	2000	2000

	(unaudited)
	(in thousands)

Raw materials	$554	$589

Finished goods and work in progress	967	1,136

Purchased products for resale	5,560	6,275

	$7,081	$8,000

NOTE 3 — MARKETABLE SECURITIES

The Company classifies its marketable securities as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Application of this method resulted in an unrealized loss, net of deferred tax, of approximately $1.4 million being reported as part of stockholders’ equity at December 31, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maxco, Inc. and Subsidiaries

NOTE 4 — INVESTMENT IN INTEGRAL VISION, INC.

On June 30, 1999, Integral Vision (formerly Medar, Inc.), Maxco’s 25% owned affiliated company sold its welding division for cash and debt. The gain recognized through December 31, 1999 on this transaction was $8.7 million, of which Maxco recognized $522,000 and $2.1 million for the three and nine months ended December 31, 1999, respectively.

NOTE 5 — OTHER INVESTMENTS

Condensed income statement information for the three and nine months ended December 31, 2000 and 1999 for the equity investees where Maxco's share of their net income (loss) exceeded 20% of consolidated pre-tax income for the year ended March 31, 2000 is as follows:

Foresight Solutions, Inc.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2000	1999	2000	1999

	(in thousands)
Net Sales	$373	$557	$817	$1,475

Gross Margin	279	367	494	1,246

Net Loss	(388)	(324)	(1,666)	(847)

Midstate Industrial Services, Inc.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2000	1999	2000	1999

	(in thousands)
Net Sales	$3,043	$3,178	$9,406	$9,339

Gross Margin	817	682	3,070	2,649

Net Loss	61	60	585	523

NOTE 6 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2000	1999	2000	1999

	(in thousands, except per share data)
NUMERATOR:

Net income (loss)	$(1,709)	$(493)	$(654)	$2,692

Preferred stock dividends	(102)	(102)	(306)	(306)

Numerator for basic and diluted earnings per share—income (loss) available to common stockholders	(1,811)	(595)	(960)	2,386

DENOMINATOR:

Denominator for basic and diluted earnings per share—

Weighted-average shares	3,101	3,151	3,101	3,170

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(.58)	$(.19)	$(.31)	$.75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maxco, Inc. and Subsidiaries

NOTE 7 — COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine months ended December 31, 2000 and 1999 are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2000	1999	2000	1999

		(in thousands)
Net income (loss)	$(1,709)	$(493)	$(654)	$2,692

Unrealized gains (losses) on marketable securities	(447)	2,001	(557)	1,953

	$(2,156)	$1,508	$(1,211)	$4,645

The components of accumulated comprehensive income, net of related tax at December 31, 2000 and March 31, 2000 are as follows:

	December 31,	March 31,
	2000	2000

	(in thousands)
Unrealized losses on marketable securities	(1,434)	(877)

NOTE 8 — INDUSTRY SEGMENT INFORMATION

      The following summarizes Maxco’s industry segment information:

	December 31,	March 31,
	2000	2000

	(in thousands)
Identifiable assets:

Construction supplies	$36,967	$32,902

Heat treating	33,329	30,367

Packaging products	5,911	6,565

Corporate and other	15,412	18,421

Investments and advances	10,270	12,165

Total Identifiable Assets	$101,889	$100,420

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maxco, Inc. and Subsidiaries

      NOTE 8 — INDUSTRY SEGMENT INFORMATION — Continued

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2000	1999	2000	1999

Net sales:

Construction supplies	$19,900	$20,524	$88,564	$83,177

Heat treating	9,655	9,793	30,092	29,579

Packaging products	3,876	3,562	12,158	12,161

Corporate and other	84	84	249	249

Total Net Sales	$33,515	$33,963	$131,063	$125,166

Operating earnings (loss):

Construction supplies	$(468)	$86	$3,044	$4,565

Heat treating	610	1,321	2,639	3,700

Packaging products	(109)	(514)	(194)	(562)

Corporate and other	(819)	(630)	(2,367)	(2,109)

Total Operating Earnings (Loss)	$(786)	$263	$3,122	$5,594

Depreciation and amortization expense:

Construction supplies	$653	$489	$1,902	$1,360

Heat treating	605	481	1,814	1,444

Packaging products	184	192	565	546

Corporate and other	107	87	331	267

Total Depreciation and Amortization Expense	$1,549	$1,249	$4,612	$3,617

Capital expenditures:

Construction supplies	$373	$1,413	$3,563	$4,163

Heat treating	621	1,637	5,267	4,332

Packaging products	53	119	158	617

Corporate and other	0	19	1	28

Total Capital Expenditures	$1,047	$3,188	$8,989	$9,140

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

NOTE 9 — INVESTMENT IN AXSON, S.A.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maxco, Inc. and Subsidiaries

NOTE 10 — DEBT

The Company is currently in default on certain financial and other covenants as required by its $18 million line of credit with a bank. As such the outstanding balances on the line ($10.8 million at December 31, 2000) and a term note ($7.2 million at December 31, 2000) have been classified as current in the accompanying financial statements. The interest rates on the line and the term note are prime plus 1.5% and prime plus 1.0% respectively. On January 11, 2001, the loan agreement with the bank was amended extending the maturity date of the line of credit to August 1, 2002. There are ongoing negotiations with the bank to obtain waivers of default. Management anticipates that the negotiations will be completed by the end of the fiscal year.

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

NOTE 11 — FEDERAL INCOME TAXES

The Company’s effective tax rate varied from the statutory rate of 34% due to certain expenses that are not deductible for tax purposes.

NOTE 12 — SUBSEQUENT EVENT

On November 2, 2000, Maxco signed a letter of intent to sell Ersco Corporation, its construction supplies unit, to privately held Lofland Acquisitions, Inc., a Dallas based affiliate of the Lofland Company which supplies reinforcing steel and concrete construction supplies to contractors, for a combination of cash and Lofland Acquisitions’ stock. Negotiations between Maxco and Lofland were terminated on December 6, 2000, as the companies were unable to reach agreement on the terms of the proposed transaction. Ersco Corporation will continue to operate as a wholly owned subsidiary of Maxco.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
December 31, 2000

MATERIAL CHANGES IN FINANCIAL CONDITION

Operating activities for the nine months generated $9.4 million in cash, of which earnings, after non-cash adjustments, generated $4.7 million. Net working capital decreased from the March 31, 2000 level, primarily due to a higher accounts payable level.

Cash was used in investing activities during the nine months to purchase additional equipment for Maxco’s heat-treating unit (Atmosphere Annealing), and its Construction Supplies unit (Ersco). Cash used in investing activities was partially offset by cash generated from the sale of marketable securities and from the sale of the Company’s 7% interest in Axson, S.A. of France.

Net proceeds from additional long-term debt were used primarily to fund the purchase of equipment. Cash was used to reduce the outstanding balance on the Company’s line of credit by $5.0 million to comply with the collateral levels of the formula based borrowing arrangement. Through March 31, 2000, the Company was not on a similar type formula based borrowing arrangement.

At December 31, 2000, the Company continued to classify one of its lines of credit and one of its term notes as short term due to the Company being in default on certain financial and other covenants under its $18 million line of credit with a bank. The interest rates on the line and the term note are prime plus 1.5% and prime plus 1.0% respectively. On January 11, 2001, the loan agreement with the bank was amended extending the maturity date of the line of credit to August 1, 2002. There are ongoing negotiations with the bank to obtain waivers of default. Management anticipates that these negotiations will be completed by the end of the fiscal year.

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

At December 31, 2000, the 2,240,605 shares of Integral Vision (formerly Medar) common stock that Maxco owns had an aggregate market value of approximately $1.1 million ($1.4 million at February 9, 2001). Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented, as the Company owns greater than 20% of Integral Vision’s outstanding stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Maxco, Inc. and Subsidiaries

At December 31, 2000, the 249,230 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $1.1 million ($1.6 million at February 9, 2001). Maxco’s investment in Provant is reflected in Maxco’s financial statements under the cost method as an available-for-sale security as the Company owns less than 20% of Provant’s outstanding stock.

On November 2, 2000, Maxco signed a letter of intent to sell Ersco Corporation, its construction supplies unit, to privately held Lofland Acquisitions, Inc., a Dallas based affiliate of the Lofland Company which supplies reinforcing steel and concrete construction supplies to contractors, for a combination of cash and Lofland Acquisitions’ stock. Negotiations between Maxco and Lofland were terminated on December 6, 2000, as the companies were unable to reach agreement on the terms of the proposed transaction. Ersco Corporation will continue to operate as a wholly owned subsidiary of Maxco.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended December 31, 2000 Compared to 1999

Net sales decreased to $33.5 million compared to $34.0 million in last year’s third quarter. Third quarter results reflect an operating loss of $786,000 compared to earnings of $263,000 for the comparable period in 1999. Net loss was $1.7 million or $.58 per share assuming dilution compared to last year’s loss of $493,000 or $.19 per share assuming dilution.

Sales and operating earnings for the three months ended December 31, 2000 and 1999 by each of the company’s segments were as follows:

	Three Months Ended		Three Months Ended
	December 31, 2000		December 31, 1999

		Operating		Operating
		Earnings		Earnings
	Sales	(loss)	Sales	(loss)

		(in thousands)
Construction supplies	$19,900	$(468)	$20,524	$86

Heat treating	9,655	610	9,793	1,321

Packaging products	3,876	(109)	3,562	(514)

Lower sales in the current period occurred at Maxco’s construction supplies unit over the comparable 1999 period primarily as a result of reduced construction activity due to worse than normal weather conditions in the Midwest region, particularly in the month of December 2000. Despite a slowdown in the automotive industry, sales at Atmosphere Annealing, which provides heat treating services to automotive companies and suppliers, were comparable to the prior year quarter.

Consolidated gross profit (net sales less cost of sales and operating expenses) decreased to $7.7 million or approximately 23% of sales from $8.2 million or 24% of sales. The Company’s heat treating unit’s gross profit was lower due to lower sales and the increase in the cost of natural gas that is used in the heat treating process. Gross profit at the Company’s construction supplies unit was lower due to lower sales and that a greater proportion of its sales were on a direct shipment basis, which typically have a lower margin than sales from inventory. Gross profit improved at the Company’s packaging products unit (Pak-Sak) as a result of selling to fewer but higher volume customers, thereby realizing manufacturing efficiencies such as lower scrap and setup costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Maxco, Inc. and Subsidiaries

Selling, general, and administrative expenses increased to $6.9 million from $6.7 million. The increase primarily resulted at the construction supplies unit due to additional wages and other expenses incurred to support the planned growth of this unit. Since the growth has not materialized to the levels anticipated, management has begun a program to reduce selling, general, and administrative expenses.

Depreciation and amortization expense for the three months ended December 31, 2000 increased as a result of the additional depreciation resulting from the purchases of property and equipment by Atmosphere Annealing and Ersco since the third quarter of the prior year.

As a result of the above, operating earnings decreased to a loss of approximately $786,000 from earnings of $263,000 in last year’s comparable period.

Net interest expense increased from the prior year quarter due to additional long-term borrowings, the proceeds of which were used for investments in the Company’s affiliates and additional purchases of property and equipment.

On June 30, 1999, Integral Vision sold its welding controls division for cash and debt. The gain recognized through December 31, 1999 on this transaction was $8.7 million, of which Maxco recognized $522,000 for the three months ended December 31, 1999.

Nine Months Ended December 31, 2000 Compared to 1999

Net sales increased to $131.1 million compared to $125.2 million in last year’s comparable nine-month period. Results for this period include operating earnings of $3.1 million compared to $5.6 million for the comparable period in 1999. Net loss was $654,000 or $.31 per share assuming dilution compared to last year’s net income of $2.7 million or $.75 per share assuming dilution.

Sales and operating earnings for the nine months ended December 31, 2000 and 1999 by each of the company’s segments were as follows:

	Nine Months Ended		Nine Months Ended
	December 31, 2000		December 31, 1999

		Operating		Operating
		Earnings		Earnings
	Sales	(loss)	Sales	(loss)

		(in thousands)
Construction supplies	$88,564	$3,044	$83,177	$4,565

Heat treating	30,092	2,639	29,579	3,700

Packaging products	12,158	(194)	12,161	(562)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Maxco, Inc. and Subsidiaries

Higher sales in the current period occurred at Maxco’s construction supplies unit over the comparable 1999 period as a result of a strong general construction market, increased availability of federal highway repair dollars, as well as an increase in form rental revenues. Sales were negatively impacted towards the end of the nine month period due to the extreme weather conditions in the Midwest. Despite a slowdown in the automotive industry toward the end of the nine month period, sales at Atmosphere Annealing, which provides heat treating services to automotive companies and suppliers, were comparable to the nine-month period of the prior year.

Consolidated gross profit (net sales less cost of sales and operating expenses) decreased to $29.3 million or approximately 22% of sales from $29.4 million or 23% of sales. The construction supplies unit generated additional gross profit in the current period over last year due to its increased sales level. Gross margin percentage at this unit was lower, however, since the increased sales were on a direct shipment basis, which typically have a lower margin than sales from inventory. Gross profit at Atmosphere Annealing was lower than the prior year primarily due to the increase in natural gas prices. Natural gas is a major cost component of the heat treating process.

Selling, general, and administrative expenses increased to $21.6 million from $20.2 million. The increase primarily resulted at the construction supplies unit due to additional wages and other expenses incurred to support the planned growth of this unit. Since the planned growth has not materialized to the levels anticipated, management has begun a program to reduce selling, general, and administrative expenses to support its current sales level.

The increase in depreciation expense in 2000 was attributable to depreciation by Ersco on purchases of rental forms and shoring equipment. Additionally, depreciation by Atmosphere Annealing also increased as a result of new equipment including additional furnaces and facility improvements placed in service since December of last year.

As a result of the above, operating earnings decreased to approximately $3.1 million from $5.6 million in last year’s comparable period.

Investment and interest income increased for the nine-month period ended December 31, 2000 primarily due to the recording of Maxco’s share of the minimum contingent consideration, which, during the second quarter, was agreed to be paid in fiscal 2002 to former shareholders of Strategic Interactive (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October, 1998). Interest expense increased from the prior year period due to additional long-term borrowings, the proceeds of which were used for investments in the Company’s affiliates and additional purchases of property and equipment.

On June 30, 1999, Integral Vision, Inc. (formerly Medar Inc.) sold its welding division for cash and debt. The gain recognized through December 31, 1999 on this transaction was $8.7 million of which Maxco recognized $2.1 million for the nine months ended December 31, 1999.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. Some of the Company’s interest expense is fixed through long-term borrowings to mitigate the impact of such potential exposure. Additionally, the Company entered into an interest rate swap agreement based on a notional amount of $5.0 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate long-term borrowings of $23.8 million at December 31, 2000. A 1% increase from the prevailing interest rates at December 31, 2000 on the unhedged variable rate portion of the Company’s long-term borrowings would increase interest expense on an annualized basis by $196,000 based on principal balances at December 31, 2000.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

The Company is currently in default on certain financial and other covenants as required by its $18 million line of credit with a bank.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6(a)	Exhibits

3	Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

PART II
OTHER INFORMATION (Continued)

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.3	Resolution authorizing the redemption of Series Two Preferred Stock and establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.9	Asset purchase agreement — Wright Plastic Products, Inc. is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.

10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996 is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 8-K dated January 17, 1997.

10.12	Asset purchase agreement — Axson North America, Inc. is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

10.13	Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.14	Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998 is hereby incorporated by reference from Form 10-K dated June 24, 1998.

PART II
OTHER INFORMATION (Continued)

10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999, is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.20	Fifth amendment to amended and restated loan agreement between Comerica bank and Maxco, Inc. dated September 1, 1999 is hereby incorporated by reference from Form 10-Q dated November 12, 1999.

10.21	Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000 is hereby incorporated by reference from Form 10-K dated July 14, 2000.

10.22*	Seventh amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated January 11, 2000.

Item 6(b)	Reports on Form 8-K

None

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXCO, INC.

Date: February 14, 2001	\S\ VINCENT SHUNSKY

Vincent Shunsky, Vice President-Finance and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT 10.22	Seventh amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated January 11, 2001.