Form 10-K405/A
period 2000-03-31
MAXCO INC
filed 2001-04-20
CIK 78966

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

The Company has filed this amendment to its 10-K, filed on July 14, 2000, as a result of the conclusion reached by the Securities and Exchange Commission on August 7, 2000. The conclusion requires The Company to file the audited historical financial statements of Foresight Solutions, Inc. and Mid-State Industrial Services, Inc. as required by Rule 3-09. These financial statements are included in Item 14(d) in this amendment. Because there were no changes to any of the exhibits, the exhibits were not included with this filing. Due to the fact that they are included in the listing of exhibits, Item 14(a)(3), there was an annotation added to note that the these exhibits were included in our originally filed 10-K. Other than the previously discussed changes, there were no other changes to the original filing.

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)—The response to this portion of Item 14 is submitted as a separate section of this report.

(3) Listing of Exhibits

Exhibit Number

3	Restated Articles of Incorporation are hereby incorporated by reference from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.3	Resolution authorizing the redemption of Series Two Preferred Stock, establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.9	Asset Purchase Agreement — Wright Plastic Products, Inc. is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.

10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996, is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from registrants Form 8-K dated January 17, 1997.

10.12	Asset Purchase Agreement — Axson North America Inc. is hereby incorporated by reference from registrants Form 10-Q dated February 14, 1997.

10.13	Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from registrants Form 10-Q dated February 13, 1998.

10.14	Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from registrants Form 10-Q dated February 13, 1998.

10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999 is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.20	Fifth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 1, 1999 is hereby incorporated by reference from Form 10-Q dated November 12, 1999.

10.21*	Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000

21*	Subsidiaries of the Registrant

23*	Consent of Independent Auditors (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539).

27*	Financial Data Schedules

(b) Reports on Form 8-K:

      None

(c) Exhibits

*	Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000.

*	Subsidiaries of the Registrant

*	Consent of Independent Auditors

*	Financial Data Schedules

(d) Financial Statement Schedules

      The response to this portion of Item 14 is submitted as a separate section of this report.

*	The Company filed these exhibits previously on Form 10-K which was filed with the commission on July 14, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	April 17, 2001	MAXCO, INC.

		By	/S/ VINCENT SHUNSKY

Vincent Shunsky, Vice President of Finance and Treasurer

(Principal Financial and Accounting Officer)

ANNUAL REPORT ON FORM 10-K

ITEM 14(a)(1) AND (2), (c), AND (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED MARCH 31, 2000

MAXCO, INC.

LANSING, MICHIGAN

FORM 10-K—ITEM 14(a)(1) AND (2)

MAXCO, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Maxco, Inc. and subsidiaries are included in Item 8:

Consolidated balance sheets—March 31, 2000 and 1999	9

Consolidated statements of operations—Years ended March 31, 2000, 1999, and 1998	10

Consolidated statements of stockholders’ equity—Years ended March 31, 2000, 1999, and 1998	11

Consolidated statements of cash flows—Years ended March 31, 2000, 1999, and 1998	12

Notes to consolidated financial statements—March 31, 2000	13

The following consolidated financial statement schedule of Maxco, Inc. and subsidiaries is included in Item 14(d):

Schedule II—Valuation and qualifying accounts and reserves	25

The following financial statement schedules of Maxco, Inc. and subsidiaries are included in Item 14(d):

Separate financial statements of subsidiaries not consolidated	26

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

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MAXCO, INC. AND SUBSIDIARIES

			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained
	Stock	Stock	Income	Earnings	Totals

	(in thousands)

Balances at April 1, 1997	$3,106	$3,518	$(68)	$28,423	$34,979

Net income for the year				1,411	1,411

Net unrealized gain on marketable

securities			115		115

Total Comprehensive Income					1,526

Preferred stock dividends				(390)	(390)

Exercise of stock options for

25,000 shares		25		10	35

Acquisition and retirement of

132,900 shares		(133)		(1,123)	(1,256)

Redemption of preferred stock	(36)			(1)	(37)

Conversion of common stock to

preferred stock	812	(102)		(760)	(50)

Balances at March 31, 1998	3,882	3,308	47	27,570	34,807

Net income for the year				788	788

Net unrealized loss on marketable

securities			(38)		(38)

Total Comprehensive Income					750

Preferred stock dividends				(409)	(409)

Exercise of stock options for

52,500 shares		52		20	72

Acquisition and retirement of

140,415 shares		(140)		(925)	(1,065)

Redemption of preferred stock	(11)				(11)

Balances at March 31, 1999	3,871	3,220	9	27,044	34,144

Net income for the year				316	316

Net unrealized loss on marketable

securities			(886)		(886)

Total Comprehensive Loss					(570)

Preferred stock dividends				(408)	(408)

Redemption of preferred stock	(5)				(5)

Acquisition and retirement of

118,800 shares		(119)		(732)	(851)

BALANCES AT MARCH 31, 2000	$3,866	$3,101	$(877)	$26,220	$32,310

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

MAXCO, INC. AND SUBSIDIARIES

March 31, 2000

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

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

MAXCO, INC. AND SUBSIDIARIES

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES – Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

MAXCO, INC. AND SUBSIDIARIES

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES – Continued

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

NOTE 2 – INVESTMENT IN INTEGRAL VISION, INC.(FORMERLY MEDAR, INC.)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

MAXCO, INC. AND SUBSIDIARIES

NOTE 2 – INVESTMENT IN INTEGRAL VISION, INC.(FORMERLY MEDAR, INC.) – Continued

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

NOTE 3 – DEBT

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

MAXCO, INC. AND SUBSIDIARIES

NOTE 3 – DEBT – Continued

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

Notes and contracts payable are generally collateralized by assets purchased with proceeds of the borrowings. The aggregate principal maturities of long-term debt from 2002 – 2005 are as follows:

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

NOTE 4 – PREFERRED STOCK

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

NOTE 5 – STOCK OPTIONS

Under the terms of Maxco’s incentive common stock option plan, options for the purchase of up to 500,000 shares of common stock may be granted and options are exercisable upon grant.

A summary of incentive stock options activity follows for the year ended March 31:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

MAXCO, INC. AND SUBSIDIARIES

NOTE 5 – STOCK OPTIONS – Continued

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

NOTE 6 – EMPLOYEE SAVINGS PLAN

Company contributions charged to operations under the employee savings plans were approximately $335,000, $351,000 and $251,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

NOTE 7 – FEDERAL INCOME TAXES

The provision for federal income taxes consists of the following:

	2000	1999	1998

	(in thousands)
Current	$(719)	$(195)	$2,150

Deferred (benefit)	855	461	(688)

	136	266	1,462

Amount allocated to equity in

income of affiliates	143	(203)	(707)

	$279	$63	$755

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

MAXCO, INC. AND SUBSIDIARIES

NOTE 7 – FEDERAL INCOME TAXES – Continued

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

NOTE 8 – OTHER INVESTMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

MAXCO, INC. AND SUBSIDIARIES

NOTE 8 – OTHER INVESTMENTS – Continued

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

Maxco has a 7% investment in Axson, S.A. of France (Axson), a manufacturer of resins and composite materials for advanced applications. In the fourth quarter of fiscal 2000, the majority shareholders of Axson began negotiations with Axson management for a management buyout of the existing shareholders interests. As such, Maxco classified its investment in Axson as available for sale at March 31, 2000 and adjusted its carrying amount to its estimated fair value, which resulted in a $860,000 charge. This transaction is subject to approval by the French government and is expected to be completed in July 2000.

The combined results of operations and financial position of the Company’s unconsolidated affiliates are summarized below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

MAXCO, INC. AND SUBSIDIARIES

NOTE 8 – OTHER INVESTMENTS – Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

MAXCO, INC. AND SUBSIDIARIES

NOTE 8 – OTHER INVESTMENTS – Continued

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

NOTE 9 – CONTINGENCIES AND COMMITMENTS

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

NOTE 10 – INDUSTRY SEGMENT INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

MAXCO, INC. AND SUBSIDIARIES

NOTE 11 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2000	1999	1998

	(in thousands except per share data)
NUMERATOR:

Net income	$316	$788	$1,411

Preferred stock dividends	(408)	(409)	(390)

Numerator for basic and diluted earning per share—

income (loss) available to common stockholders	(92)	379	1,021

DENOMINATOR:

Denominator for basic earnings per share—

Weighted-average shares	3,157	3,256	3,379

Effect of dilutive securities:

Employee stock options		34	81

Dilutive potential common shares		34	81

Denominator for diluted earnings per share—adjusted

Weighted-average shares and assumed conversions	3,157	3,290	3,460

BASIC EARNINGS (LOSS) PER SHARE	$(.03)	$.12	$.30

DILUTED EARNINGS (LOSS) PER SHARE	$(.03)	$.12	$.30

MAXCO, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F

		ADDITIONS

	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other Accounts-	Deductions-	at End
DESCRIPTION	of Period	Expenses	Describe	Describe	of Period

Year ended March 31, 2000:

Allowance for doubtful accounts	$558	$370		$415(A)	$513

Year ended March 31, 1999:

Allowance for doubtful accounts	$565	$191		$198(A)	$558

Year ended March 31, 1998:

Allowance for doubtful accounts	$470	$113		$18(A)	$565

(A)	Represents uncollectible accounts written off, less recoveries.

MID-STATE INDUSTRIAL SERVICES, INC.

FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 1999

AND

INDEPENDENT AUDITORS’ REPORT

C O N T E N T S

PAGE

INDEPENDENT AUDITORS’ REPORT	1

BALANCE SHEET	2-3

STATEMENT OF INCOME AND CHANGES IN RETAINED EARNINGS	4

STATEMENT OF CASH FLOWS	5

NOTES TO FINANCIAL STATEMENTS	7-11

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Mid-State Industrial Services, Inc.
Eaton Rapids, Michigan

      We have audited the accompanying balance sheet of Mid-State Industrial Services, Inc. as of December 31, 1999, and the related statement of income, changes in stockholders’ equity, and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mid-State Industrial Services, Inc., at December 31, 1999, and the result of its operations and its cash flow for the year then ended, in conformity with generally accepted accounting principles.

/S/ LAYTON & RICHARDSON

Certified Public Accountants

East Lansing, Michigan
October 24, 2000

1

MID-STATE INDUSTRIAL SERVICES, INC.

BALANCE SHEET

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$531,636

Accounts receivable	802,384

Inventory	419,638

Prepaid expenses	99,820

TOTAL CURRENT ASSETS	1,853,478

PROPERTY, PLANT AND EQUIPMENT

Land	53,332

Buildings and improvements	475,000

Rental equipment – lift trucks	751,272

Transportation equipment	279,067

Furniture, fixtures, and computers	73,374

1,632,045

Less: accumulated depreciation	330,518

NET PROPERTY, PLANT AND EQUIPMENT	1,301,527

OTHER ASSETS

Intangible assets — net of amortization of $242,099	2,215,372

$5,370,377

See accompanying notes to financial statements.

2

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Current portion – notes payable	$1,001,988

Current portion – leases payable	54,225

Accounts payable	931,423

Accrued payroll and payroll taxes	41,010

Other accrued expenses	29,442

TOTAL CURRENT LIABILITIES	2,058,088

LONG-TERM DEBT

Notes payable – less current portion	2,303,254

Leases payable – less current portion	18,793

TOTAL LONG-TERM DEBT	2,322,047

STOCKHOLDERS’ EQUITY

Common stock, no par value, 60,000 shares authorized, 10,000 shares issued and outstanding	100,000

Retained earnings	890,242

TOTAL STOCKHOLDERS’ EQUITY	990,242

$5,370,377

See accompanying notes to financial statements.

3

MID-STATE INDUSTRIAL SERVICES, INC.

STATEMENT OF INCOME AND CHANGES IN RETAINED EARNINGS

FOR THE YEAR ENDED DECEMBER 31, 1999

SALES AND RENTAL INCOME	$11,836,961

COST OF GOODS SOLD	8,324,010

GROSS PROFIT ON SALES	3,512,951

GENERAL AND ADMINISTRATIVE EXPENSES	2,486,400

OPERATING INCOME	1,026,551

OTHER INCOME (EXPENSE)

Gain on sale of assets	291,273

Miscellaneous income	1,418

Interest expense	(323,116)

TOTAL OTHER INCOME (EXPENSE)	(30,425)

NET INCOME BEFORE INCOME TAX	996,126

FEDERAL INCOME TAX	341,953

NET INCOME	654,173

RETAINED EARNINGS, JANUARY 1	236,069

RETAINED EARNINGS, DECEMBER 31	$890,242

See accompanying notes to financial statements.

4

MID-STATE INDUSTRIAL SERVICES, INC.

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$654,173

Adjustments to reconcile net income

to net cash provided by operating

activities

Depreciation	308,045

Amortization	170,894

Gain on sale of assets	(291,273)

(Increase) decrease in current assets

Accounts receivable	25,737

Inventory	254,742

Prepaid expenses	87,945

Increase (decrease) in current liabilities

Accounts payable	228,105

Accrued payroll and payroll taxes	(17,827)

Other accrued expenses	17,756

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,438,297

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(621,852)

Proceeds from sale of property, plant

and equipment	440,973

NET CASH USED IN INVESTING ACTIVITIES	(180,879)

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments	(877,258)

Proceeds from long-term debt	62,024

NET CASH USED IN FINANCING ACTIVITIES	(815,234)

NET INCREASE IN CASH AND

CASH EQUIVALENTS	442,184

CASH AND CASH EQUIVALENTS, JANUARY 1	89,452

CASH AND CASH EQUIVALENTS, DECEMBER 31	$531,636

Supplemental disclosures of cash flow information

Cash paid during the year for:

Interest	$323,116

Income tax	346,200

See accompanying notes to financial statements.

5

THIS PAGE INTENTIONALLY BLANK

6

MID-STATE INDUSTRIAL SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies affecting the financial statements of Mid-State Industrial Services, Inc.

Mid-State Industrial Services, Inc. (Mid-State) was incorporated in the State of Michigan on August 7, 1998. The Company is a material handling solution provider that sells, leases, and services lift trucks and lift truck accessories. Mid-State’s customers are primarily in the manufacturing and distribution industries. The Company has two locations; Battle Creek and their main office in Eaton Rapids, Michigan.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are depreciated using the Modified Accelerated Cost Recovery System (MACRS) for both book and tax purposes.

Property and equipment are carried at cost. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are cleared from the respective accounts, and the net difference less any amount realized from disposition is reflected in earnings.

Maintenance and repairs, including the replacement of minor items, are expensed as incurred, and major additions to property and equipment are capitalized.

Cash and Cash Equivalents

For purposes of the statement of cash flows the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Other Assets

A non-compete agreement and goodwill are being amortized on a straight-line basis over 15 years. Start-up costs are being amortized on a straight-line basis over 5 years.

7

MID-STATE INDUSTRIAL SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS — Continued

DECEMBER 31, 1999

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Concluded

Accounts Receivable

Accounts receivable are recorded at their net realizable value. Thirty days is the maximum term of credit and no collateral is required.

Revenue Recognition

Revenue is recognized on sale of lift trucks when title passes from the Company to the customer. The Company also leases equipment to customers under short-term agreements, and such revenue is recognized over the lease period as earned. Revenue for servicing of lease trucks is recognized as repair work is completed.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising

The Company expenses advertising costs as incurred.

NOTE 2: PROPERTY, PLANT AND EQUIPMENT

The detail of property and equipment follows:

			NET
		ACCUMULATED	BOOK	DEPRECIATION	USEFUL
	COST	DEPRECIATION	VALUE	EXPENSE	LIFE

DECEMBER 31, 1999
Land	$53,332	$	$53,332	$
Buildings	475,000	16,747	458,253	12,179	39 yrs
Rental equipment - lift trucks	751,272	211,543	539,729	211,756	5-7 yrs
Transportation equipment	279,067	86,689	192,378	70,168	5 yrs
Furniture and fixtures	73,374	15,539	57,835	13,942	5-7 yrs

	$1,632,045	$330,518	$1,301,527	$308,045

8

MID-STATE INDUSTRIAL SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS — Continued

DECEMBER 31, 1999

NOTE 3: LONG-TERM DEBT

	DUE WITHIN	DUE AFTER
	ONE YEAR	ONE YEAR

DECEMBER 31, 1999

Notes payable in monthly installments including interest ranging from 2.9% to 15%	$460,947	$1,570,995

Line of credit; interest at .25% below the index rate payable in monthly installments	462,444

Note payable – MAXCO, Inc., a related party; payable in monthly installments of $15,600 including interest at 14%.	78,597	732,259

	$1,001,988	$2,303,254

Annual maturities are as follows:

December 31, 2000	$1,001,988

December 31, 2001	561,900

December 31, 2002	587,438

December 31, 2003	735,147

December 31, 2004	137,152

	$3,023,625

Long-Term Debt obligations are generally collateralized by all assets of the company.

NOTE 4: INCOME TAXES

Taxable income	$1,001,943

Income tax — rounded	$341,953

There are no deferred income taxes. Prepaid expenses includes approximately $21,000 of federal income tax payments.

9

MID-STATE INDUSTRIAL SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS — Concluded

DECEMBER 31, 1999

NOTE 5: ASSIGNED LEASES

The company has various leases that have been assigned to Banc One. Mid-State collects the monthly lease payment from the lessee and makes a payment to Banc One.

Future minimum lease payments are as follows:

2000	$54,225

2001	7,939

2002	6,994

2003	3,860

$73,018

NOTE 6: LEASE REVENUE

The Company leases lift trucks to its customers. Total revenue from the lease of equipment for 1999 is approximately $861,000.

Future minimum lease payments to be received are as follows:

2000	$98,022

2001	66,648

2002	6,120

2003	6,120

2004	1,020

$177,930

NOTE 7: PROFIT SHARING PLAN

The Company contributes to a profit sharing plan for all employees who meet the eligibility requirements set forth in the plan. In order to be eligible to participate in the plan, an employee must have at least one year of service, worked a minimum of 1,000 hours, and be at least 21 years of age. The amount of the contribution to the plan is at the discretion of the Company’s Board of Directors. The Company’s contribution was $30,000 in 1999. Contributions are 100% vested.

NOTE 8: CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk include cash balances in excess of the $100,000 insured by the FDIC and trade receivables.

10

FORESIGHT SOLUTIONS, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 1999

AND

INDEPENDENT AUDITORS’ REPORT

CONTENTS

PAGE

INDEPENDENT AUDITORS’ REPORT	1

CONSOLIDATED BALANCE SHEET	2-3

CONSOLIDATED STATEMENT OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)	4

CONSOLIDATED STATEMENT OF CASH FLOWS	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6-9

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Foresight Solutions, Inc.
Okemos, Michigan

      We have audited the accompanying balance sheet of FORESIGHT SOLUTIONS, INC. AND SUBSIDIARY as of December 31 1999, and the related consolidated statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foresight Solutions, Inc. and Subsidiary as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/S/ LAYTON & RICHARDSON

Certified Public Accountants

East Lansing, Michigan
November 6, 2000

1

FORESIGHT SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 1999

ASSETS

CURRENT ASSETS

Cash	$31,580

Accounts receivable – net of bad debt reserve of $48,531	268,091

Prepaid expenses	7,005

TOTAL CURRENT ASSETS	306,676

FIXED ASSETS

Equipment	158,281

Software	2,654

Furniture and fixtures	24,885

185,820

Less: accumulated depreciation	79,879

NET FIXED ASSETS	105,941

OTHER ASSETS

Goodwill – net of amortization of $52,663	446,251

Intangible assets – net of amortization of $25,422	243,749

Receivable from employees	17,049

707,049

$1,119,666

See accompanying notes to financial statements.

2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Current portion — notes payable	$1,679,033

Accounts payable	94,931

Accrued expenses	53,102

Deferred income	49,921

TOTAL CURRENT LIABILITIES	1,876,987

LONG TERM DEBT, less current maturities	241,478

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock – Class A; no par value 2,500,000 shares authorized, issued and outstanding 1,008,000 shares Class B, no par value, 1,000,000 shares authorized, issued and outstanding 37,334 shares	16,981 708

Additional paid in capital	500,181

Retained earnings (deficit)	(1,516,669)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(998,799)

$1,119,666

See accompanying notes to financial statements.

3

FORESIGHT SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 1999

SALES	$2,101,126

COST OF SALES	374,027

GROSS PROFIT	1,727,099

OPERATING EXPENSE	2,692,842

LOSS FROM OPERATIONS	(965,743)

OTHER INCOME	1,822

NET INCOME (LOSS)	(963,921)

RETAINED EARNINGS (DEFICIT) JANUARY 1, 1999	(552,748)

RETAINED EARNINGS (DEFICIT) DECEMBER 31, 1999	$(1,516,669)

See accompanying notes to financial statements.

4

FORESIGHT SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(963,921)

Depreciation and amortization	106,797

Loss on disposal of assets	30,359

(Increase) decrease in current assets
Accounts receivable	(133,162)

Prepaid expense	(1,099)

Increase (decrease) in current liabilities
Accounts payable	18,094

Other current liabilities	77,109

NET CASH USED IN OPERATING ACTIVITIES	(865,823)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(77,843)

CASH FLOWS FROM FINANCING ACTIVITIES

Funds borrowed	1,321,676

Payments on debt	(477,462)

Capital invested	100,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	944,214

NET INCREASE IN CASH AND CASH EQUIVALENTS	548

CASH AND CASH EQUIVALENTS, JANUARY 1, 1999	31,032

CASH AND CASH EQUIVALENTS, DECEMBER 31, 1999	$31,580

Supplemental disclosures of cash flow information:

Cash paid during the year for
Interest	$77,734

Income tax	0

See accompanying notes to financial statements.

5

FORESIGHT SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies affecting the financial statements of Foresight Solutions, Inc. and it’s wholly owned subsidiary, Foresight Technology, Inc. The Companies are consolidated in accordance with Statements of Financial Accounting Standards No. 94.

All significant intercompany transactions have been eliminated.

Background

Foresight develops and markets business management applications offering fully integrated accounting, customer relationship management (CRM) and electronic business-to-business (B2B) e-commerce solutions, as well as high-level consulting and customization services for both Macintosh and Windows environments.

Accounting Method

The Company records and maintains its books on the accrual method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated over their estimated useful lives on straight line and declining balance methods for book and tax purposes.

Maintenance and repairs, including the replacement of minor items, are expensed as incurred, and major additions to equipment are capitalized.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes

The Company uses the accrual method for reporting taxable income. The Company has incurred net operating losses carrying forward totaling approximately $1,500,000 and is unlikely to have a tax liability in the near future.

Revenue Recognition

Revenue from software sales is recognized when the software license passes from the Company to the customer. Custom programming revenue is recognized as time is spent on a custom programming engagement. The Company also sells software maintenance plans to customers, and such revenue is recognized over the life of the plan.

Intangibles

Intangibles primarily consist of the excess of cost over fair market value of the net assets of acquired businesses as well as the value of purchased technology. Intangibles are amortized on a straight-line basis over 15 years.

6

FORESIGHT SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

DECEMBER 31, 1999

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Concluded

Advertising

Advertising costs are expensed as incurred. The amounts were not material for all years presented.

Accounts Receivable

Accounts receivable are recorded at their net realizable value. Thirty days is the maximum term of credit and no collateral is required.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: FIXED ASSETS

The detail of fixed assets is as follows:

		ACCUMULATED	NET BOOK
	COST	DEPRECIATION	VALUE

Equipment	$158,281	$64,118	$94,163

Software	2,654	531	2,123

Furniture and fixtures	24,885	15,230	9,655

	$185,820	$79,879	$105,941

NOTE 3: DEBT

The Company has the following debt:

	CURRENT	LONG TERM

Note payable – Acquisition debt. Requires monthly payments of $2,595 including interest at 8%.	$17,533	$160,478

Note payable – Working capital loan which is due on demand. This note bears interest at 9%.	743,500

Note payable – Working capital loan from Maxco, Inc. for additional working capital. This note bears interest 9%.	780,000

7

FORESIGHT SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

DECEMBER 31, 1999

NOTE 3: DEBT – Concluded

	CURRENT	LONG TERM

Note payable – Acquisition debt. This note bears no interest and is payable monthly at $11,000 per month until the last twelve payments which are at $12,000 per month

	$138,000	$81,000

	$1,679,033	$241,478

Current maturities are as follows:

December 31, 2000		$1,679,033

December 31, 2001		99,988

December 31, 2002		20,564

December 31, 2003		22,271

Thereafter		98,655

		$1,920,511

NOTE 4: LEASE COMMITMENTS

The Company has entered into a lease agreement for office space for the time period March 1, 1999 through February 28, 2004. The lease calls for monthly payments of $6,870 with annual increases of 2.5%. Lease expense during 1999 was $61,830.

The Company has also entered into a month to month lease dated May 27, 1999 of office space in Colorado which calls for monthly rent of $500. Lease expense during 1999 was $4,000.

The Company is also leasing phone equipment under a sixty month lease dated February 3, 1999. Total lease expense for 1999 was $15,144.

Future payments for significant leases are as follows:

	OFFICE SPACE	EQUIPMENT

December 31, 2000	$84,160	$16,521

December 31, 2001	86,224	16,521

December 31, 2002	88,288	16,521

December 31, 2003	90,352	16,521

December 31, 2004	15,116	1,377

8

FORESIGHT SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS – Concluded

DECEMBER 31, 1999

NOTE 5: RESEARCH AND DEVELOPMENT

During the course of operations, the Company incurs certain expenses related to development of new products and the improvement of existing products. It is the Company’s policy to expense these costs as incurred.

NOTE 6: RELATED PARTY

The Company is indebted to Maxco, Inc. in the amount of $780,000. Maxco, Inc. owns 50% of the outstanding stock of Foresight Solutions,Inc. and has advanced the money as additional working capital. The note bears interest at 9%. At December 31, 1999 interest in the amount of $15,299 is accrued.

9