Form 10-K405
period 2001-03-31
MAXCO INC
filed 2001-07-16
CIK 78966

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________to _________________

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 2001: $10,036,600.

At May 31, 2001, there were 3,101,195 outstanding shares of Registrant’s common stock.

Documents Incorporated By Reference

Portions of the annual proxy statement for the year ended March 31, 2001 are incorporated by reference into Part III.

MAXCO, INC.
ANNUAL REPORT ON FORM 10-K

ITEM		PAGE

1	Business	3

2	Properties	7

3	Legal Proceedings	7

4	Submission of Matters to a Vote of Security Holders	7

5	Market for Registrant’s Common Equity and Related Shareholder Matters	8

6	Selected Financial Data	9

7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

7A	Quantitative and Qualitative Disclosures About Market Risk	15

8	Financial Statements and Supplemental Data	15

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	15

10	Directors and Executive Officers of the Registrant	15

11	Executive Compensation	15

12	Security Ownership of Certain Beneficial Owners and Management	15

13	Certain Relationships and Related Transactions	15

14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	16

	Signatures	18

	List of Financial Statements and Financial Statement Schedules	20

PART I

ITEM 1 — BUSINESS

Maxco, Inc. (“the Company”) is a Michigan corporation incorporated in 1946. Maxco currently operates in three business segments: construction supplies, heat-treating, and packaging products. Maxco’s businesses include Ersco Corporation, a distributor of construction supplies; Atmosphere Annealing Inc., a production metal heat-treating service company; and Pak-Sak Industries Inc., which makes polyethylene packaging. Maxco also has investments in three real estate related companies: L/M Associates, LLC, LandEquities Corporation, and Nilson Builders. In addition to real estate, Maxco also has investments representing less than majority interests in the following: a registered investor advisory firm; a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the internet; a company offering a business-to-business vertical web portal designed to bring solution-seekers together with solution-providers; a company in the business of selling, leasing, and servicing lift trucks; a limited partnership that has equity investments in companies focused on the information technology, telecommunications, and medical technology markets; three technology-related businesses; and one energy-related business.

During the year ended March 31, 2001, Maxco invested in its operating companies through the purchase of additional property and equipment. In April 2000, the Company invested in Vertical VC, a limited partnership that has equity investments in companies focused on the information technology, telecommunications, and medical technology markets. As discussed below, the Company completed the sale of its investment in Axson in August 2000. The Company also recorded its share of the minimum additional consideration to be paid to former shareholders of Strategic Interactive (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998).

During the year ended March 31, 2000, the Company invested in its construction supplies segment through the purchase of property and equipment at its existing branches and the purchase of two businesses. Maxco also added capacity at its heat-treating company through the purchase of property and equipment. Additionally, Maxco invested in Phoenix Financial Group, LTD and its subsidiary Cambridge Group Investments, LTD (dba Bondpage.com), a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the Internet. The Company also made an investment in MYOEM.COM, a company offering a business-to-business vertical web portal designed to bring solution-seekers together with solution-providers. Maxco also made additional investments in Foresight Solutions, Inc. In relation to the Company’s 7% interest in Axson, S.A. of France, the majority shareholders of Axson began negotiations with Axson management in the fourth quarter of fiscal 2000, for a management buyout of the existing shareholders interests. Consequently, Maxco classified its investment in Axson as available for sale at March 31, 2000 and adjusted its carrying amount to its estimated fair value, which resulted in a $860,000 charge. This transaction was completed in August 2000.

The Company had several notable events occur during the year ended March 31, 1999. Maxco’s construction supplies segment purchased a business in the Columbus, Ohio market. In addition, Maxco acquired a one-third interest in Blasen Brogan Asset Management Company, a registered investor advisory firm; acquired a 50% equity interest in and agreed to finance certain debt of Mid-State Industrial Services, Inc., which is in the business of selling, leasing, and servicing lift trucks; and acquired a 40% equity interest in Foresight Solutions, Inc. (acquired an additional 10% in November 1999), a developer of accounting software and e-business solutions for small to medium size businesses. The Company also made additional investments in its real estate activity as it acquired a 50% interest in LandEquities and Nilson Builders, companies that manage, develop, and build commercial and residential property. The Company sold its 45% equity interest in Strategic Interactive, Inc. to Provant, Inc. for cash and approximately 249,000 shares of Provant’s stock in October 1998 when Provant acquired 100% of the stock of Strategic Interactive.

CONSTRUCTION SUPPLIES

Ersco Corporation

Ersco Corporation distributes concrete construction products and accessories, fabricates reinforcing steel and rents concrete forms used in road and commercial building construction. Their products include reinforcing steel rod and mesh, expansion fiber and concrete curing compounds, as well as custom fabrication of steel (rod and mesh) and fiber products used in concrete paving and construction. The geographic market is the Midwest, primarily in Michigan, Illinois, Indiana, Kansas, Kentucky, Missouri, Ohio, and Wisconsin. Warehouses are located in Detroit, Grand Rapids, Saginaw and Traverse City, Michigan; South Bend, Indiana; Louisville, Kentucky; Columbus, Ohio; Milwaukee, Wisconsin; and St. Louis, Missouri. A sales office is located in metropolitan Chicago, which specializes in product sales to highway contractors on a direct shipment basis from the manufacturers. Competition is intense and larger project orders are secured on a competitive bid basis. During the years ended

March 31, 2001, 2000, and 1999, net sales of the construction supplies group were approximately 65%, 64% and 58%, respectively, of consolidated net sales.

This segment is not dependent on any patents, trademarks, licenses, franchises, or concessions and is not dependent upon a single or a few customers, the loss of which would have a significant adverse effect on the segment.

Units of this segment may carry significant amounts of inventory to meet delivery requirements of customers. Inventories of this segment were equivalent to 56 days sales on hand and represented 72% of Maxco’s total inventories at March 31, 2001. Credit policies have been established that provide for extension of credit and collection of amounts due. The Company’s general policy requires payment within 30 days of invoice date. Adherence to these policies results in accounts receivable levels that generally change with volume levels. However, the collection periods may be extended by prior agreement to accommodate customer cash flows. Where applicable, accounts receivable are secured by perfected lien rights and payment bonds.

The volume of the construction supplies unit in the third and fourth quarters is generally lower due to reduced construction activity during the winter months in the unit’s market area. Historically, the activities of this segment have generally followed the economic cycles within the respective business unit’s market area.

Generally, the construction supplies segment of the Company does not enter into specific long-term contracts with its customers. As such, no backlog exists for this segment.

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

Since Atmosphere is a service business, inventory levels for this segment are traditionally small and consist mainly of steel inventory, various lubricants and other materials used in the heat treating, phosphate coating or bar shearing and sawing process. Inventories of this segment represent 11% of Maxco’s total inventories at March 31, 2001. In addition to pickup and delivery of consigned inventory by its customers, Atmosphere maintains its own trucks, which are in operation 24 hours a day throughout the Midwest to insure prompt pickup and delivery.

The heat-treating industry is competitive with over 250 heat treaters in Michigan, Ohio, and Indiana. Atmosphere specializes in high volume, low priced, ferrous heat-treating using large furnaces. In its market niche of this type of heat-treating, Atmosphere competes with only a limited number of competitors. Much of the heat treating industry is comprised of smaller companies that specialize in higher priced batch heat-treating such as carburizing, nitriding, tool and die, brazing, salt bath or induction hardening.

This unit’s response time to its customer just-in-time requirements does not result in significant backlog for this segment. Growth is possible by this unit in the future due to its customers’ outsourcing of high volume heat-treating services. These services are usually outsourced by Atmosphere’s customers because of extensive storage requirements, costs, and other issues.

Sales for this unit are fairly consistent throughout the year with the exception of lower volume during model changeovers for its automotive customers in July, and during the winter holiday season. Sales to a single or a few customers are significant to this segment. This segment accounted for approximately 25%, 26%, and 29% of consolidated net sales for the years ended March 31, 2001, 2000, and 1999, respectively.

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

Inventory levels of this segment tend to be in proportion to the level of sales activity. Total inventories of this segment were equivalent to 40 days sales on hand and represented 17% of Maxco’s total inventories at March 31, 2001. Credit policies are enforced to help insure that increases in accounts receivable are primarily related to volume increases.

This unit’s response time to its customers’ just-in-time inventory requirements, which may change on a daily basis, does not result in significant backlog for this segment.

Sales of packaging products to a single customer were not significant for the years ended March 31, 2001, 2000, and 1999. The segment is not dependent on any patents, trademarks, licenses, franchises, or concessions. This segment accounted for approximately 10%, 10%, and 13% of consolidated net sales for the years ended March 31, 2001, 2000, and 1999, respectively.

For additional information regarding the Company’s industry segments, see Note 10 to “Notes to Consolidated Financial Statements.”

INVESTMENT IN REAL ESTATE

Maxco has an ownership interest ranging from approximately 30 – 50% in two LLC’s involved in development and leasing of real estate. The real estate portfolio of the LLC’s has an aggregate market value of approximately $137 million at March 31, 2001. This portfolio consists of properties located in central Michigan, and includes approximately 80 offices and retail buildings, and more than 144 acres of property zoned for commercial retail development and residential building sites.

In fiscal 1999, the Company made additional investments in related real estate businesses as it acquired a 50% interest in LandEquities Corporation (LandEquities) and Nilson Builders and Associates, Inc. (Nilson).

LandEquities is primarily engaged in construction, management, leasing, and space planning for its clients including the L/M Company’s portfolio. Nilson is a residential homebuilder that constructs custom single-family homes as well as pre-designed homes.

The following table details key statistics related to properties in the real estate portfolio of Maxco’s joint ventures:

	Year Ended March 31, 2001

	(in thousands)
	Completed		Under Development

Square footage	970		36

Net rental income	$13,700	(1)

Estimated fair market value	$113,800	(2)	$3,300

Outstanding debt	$81,000		$2,670

Funds from operations	$2,700	(1)

Land inventory			144 acres

Land value			$19,900

Outstanding debt on land			$9,649

(1)	Proforma net rental income and funds from operations based on full year occupancy of facilities.

(2)	Based on appraised value at the time of closing of end financing.

OTHER INVESTMENTS

In addition to its investments in real estate, the Company has other investments in 50% or less owned affiliates.

Maxco’s equity interest is 20% or greater in the following companies and consequently is accounted for using the equity method: approximately a 25% interest in Integral Vision, Inc. (formerly Medar, Inc.), a company that develops, manufactures, and markets microprocessor-based process monitoring and control systems related to optical inspection for use in industrial manufacturing environments; a one-third interest in Blasen Brogan Asset Management Company, a registered investor advisory firm; approximately a 12.5% direct (37.5% indirect) interest in Phoenix Financial Group, LTD and its subsidiary Cambridge Group Investments, LTD (dba Bondpage.com), a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the Internet; a 50% equity interest in Mid-State Industrial Services, Inc., which is in the business of selling, leasing, and servicing lift trucks; a 50% equity interest in Foresight Solutions, Inc., a developer of accounting software and e-business solutions for small to medium size businesses; and a 50% interest in Robinson Oil Company, LLC, which is in the business of acquiring and developing oil and gas interests.

Maxco’s equity interest is less than 20% in the following companies and consequently is accounted for using the cost method: approximately 6% of the common stock of MYOEM.COM, a company offering a business-to-business vertical web portal designed to bring solution-seekers together with solution-providers; and a 16% interest in Vertical VC, a limited partnership that has equity investments in companies focused on the information technology, telecommunications, and medical technology markets.

In November 1999, Maxco began accounting for its investment in Provant, Inc. common stock as securities available for sale as defined by FASB 115. Consequently, the securities are carried at market value with the unrealized gains and losses net of tax, reported as a separate component of stockholders’ equity. At March 31, 2001, the unrealized loss on this stock was approximately $1.1 million net of tax.

RESEARCH AND DEVELOPMENT

Expenditures on research activities related to development or improvement of products were not significant.

MAJOR CUSTOMERS

No sales to any single customer exceeded 10% of consolidated sales for 2001, 2000, or 1999.

ENVIRONMENTAL FACTORS

Compliance by Maxco and its operating subsidiaries with environmental protection laws had no material effect on capital expenditures, earnings, or competitive position.

EMPLOYEES

At March 31, 2001, Maxco and its wholly owned subsidiaries employed approximately 700 full time employees.

EXPORT SALES AND FOREIGN OPERATIONS

The Company and its operating subsidiaries had no foreign operations or material export sales during the years ended March 31, 2001, 2000, or 1999.

ITEM 2 — PROPERTIES

The following table provides information relative to the principal properties owned or leased by the Company and its operating subsidiaries as of March 31, 2001. The Company considers its facilities to be in good operating condition.

OWNED/
LOCATION	APPROXIMATE SIZE		LEASED		USE

DISTRIBUTION

Ersco Corporation

Okemos, MI	7,300 sq ft		Leased		Administrative offices

Southfield, MI	24,000 sq ft		Leased		Warehouse and distribution

Saginaw, MI	15,000 sq ft		Leased		Warehouse and distribution

Traverse City, MI	7,800 sq ft		Leased		Warehouse and distribution

Wyoming, MI	7,500 sq ft		Leased		Warehouse and distribution

Mishawaka, IN	21,200 sq ft	on 1.3 acres	Owned	(A)	Warehouse and distribution

Chicago, IL	1,850 sq ft		Leased		Direct highway sales office

Louisville, KY	11,400 sq ft		Leased		Warehouse and distribution

Columbus, OH	9,000 sq ft		Leased		Warehouse and distribution

Brookfield, WI	15,000 sq ft	on 1.6 acres	Owned	(A)	Warehouse and distribution

Brookfield, WI	5,900 sq ft	on .75 acres	Owned	(A)	Held for sale

Fairview Heights, IL	29,000 sq ft		Leased		Warehouse and distribution

Bridgeton, MO	6,000 sq ft		Leased		Warehouse and distribution

Maplewood, MO	7,500 sq ft		Leased		Warehouse and distribution

HEAT TREATING

Atmosphere Annealing, Inc.

Lansing, MI	145,000 sq ft		Leased		Plant and administrative offices

Lansing, MI	58,000 sq ft		Leased		Heat treating plant

Canton, OH	160,000 sq ft	on 8 acres	Owned	(A)	Heat treating plant

N. Vernon, IN	88,000 sq ft	on 6 acres	Owned	(A)	Heat treating plant

PACKAGING PRODUCTS

Pak-Sak Industries, Inc.

Sparta, MI	78,000 sq ft	on 2.5 acres	Owned	(A)	Manufacturing and
administrative offices

Sparta, MI	12,000 sq ft		Leased		Manufacturing

CORPORATE

Maxco, Inc.

Lansing, MI	7,200 sq ft	on 1.9 acres	Owned	(A)	Executive offices

Thornapple Township, MI	150 acres		Owned		Held for investment

Lansing, MI	6,000 sq ft	on 1.0 acre	Owned	(A)	Leased to FinishMaster, Inc.

Eaton Rapids, MI	44,200 sq ft	on 5 acres	Owned	(A)	Leased to Axson, N.A.

Eaton Rapids, MI	9,300 sq ft	on 1.5 acres	Owned		Leased to Axson, N.A.

(A)	Subject to a mortgage

Expiration dates of leases relative to the Company’s principal properties range from 2001 to 2016. Leases expiring within 12 months are expected to be renewed at substantially the same terms as the present leases.

ITEM 3 — LEGAL PROCEEDINGS

None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Maxco’s common stock trades on the Nasdaq Stock Market under the symbol MAXC. The approximate number of record and beneficial holders of Maxco’s common stock at May 31, 2001 was 1,000.

The range of high and low sales prices for the last two years as reported by NASDAQ were:

YEAR	QUARTER ENDED	HIGH	LOW

1999	March 31	8.75	5.50

	June 30	7.19	4.50

	September 30	8.50	5.88

	December 31	9.88	6.25

2000	March 31	10.75	6.63

	June 30	9.25	6.00

	September 30	9.63	5.06

	December 31	9.13	5.72

2001	March 31	9.50	5.25

No cash dividends on common stock have been paid during any period.

ITEM 6 — SELECTED FINANCIAL DATA

	Year Ended March 31,

	2001	2000	1999	1998	1997

	(in thousands, except share data)

Net sales	$157,315	$156,490	$124,732	$102,544	$74,277

Loss on investment(1)		(860)

Income (loss) from continuing operations before equity in net income (loss) of affiliates	(1,808)	38	1,183	2,784	1,482

Equity in net income (loss) of affiliates, net of tax	(2,997)	278	(395)	(1,373)	(250)

Income (loss) from continuing operations	(4,805)	316	788	1,411	1,232

Income from discontinued operations(2)(4)					21,322

Net income (loss)(2)	(4,805)	316	788	1,411	22,554

Net income (loss) per share:(3)

Continuing operations	$(1.68)	$(.03)	$.12	$.30	$.26

Discontinued operations					5.20

Net income (loss) per share(3)	(1.68)	(.03)	.12	.30	5.46

At March 31:

Total assets	$97,450	$102,222	$85,430	$76,055	$68,161

Long-term obligations (net of current maturities)	24,831	22,390	32,856	27,698	16,027

Working capital	(12,242)	(7,687)	9,858	9,232	7,402

NOTES

(1)	Represents an $860,000 charge for the year ended March 31, 2000 for an adjustment of the Company’s Axson investment to estimated fair value.

(2)	Includes a $22.0 million gain net of tax for the year ended March 31, 1997, from the sale of FinishMaster stock.

(3)	Net income (loss) per share amounts assume dilution for all years presented (loss is anti-dilutive).

(4)	Maxco’s discontinued operations included Wright Plastic Products, Inc. a custom plastic injection molder and tool builder; Akemi, Inc., which formulates and compounds polyester and epoxy thermoset plastics; and FinishMaster, Inc. a distributor of automotive paints, coatings and paint-related accessories.

No cash dividends on common stock have been paid during any period.

The above selected financial data should be read in conjunction with the consolidated financial statements, which appear in Part II, Item 8 of this report.

ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following is a discussion of the major elements relating to Maxco’s financial and operating results for 2001 compared with 2000, and 2000 compared with 1999. The comments that follow should be read in conjunction with Maxco’s Consolidated Financial Statements and related notes, contained in Part II, Item 8 of this report.

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

RESULTS OF OPERATIONS

2001 versus 2000

Net sales increased to $157.3 million in 2001 compared to $156.5 million in 2000. Operating earnings were $679,000 in 2001 compared to $4.0 million for the comparable period in 2000. Net loss was $4.8 million, a loss of $5.2 million after preferred dividends, or a loss of $1.68 per share assuming dilution compared to last year’s net income of $316,000, a loss of $92,000 after preferred dividends, or a loss of $.03 per share assuming dilution.

Sales and operating earnings for the years ending March 31, 2001 and 2000 by each of the Company’s segments were as follows:

	Year Ended		Year Ended
	March 31, 2001		March 31, 2000

		Operating		Operating
		Earnings		Earnings
	Net Sales	(Loss)	Net Sales	(Loss)

	(in thousands)
Construction supplies	$102,501	$510	$99,924	$2,770

Heat treating	39,229	3,670	40,368	5,245

Packaging products	15,255	(175)	15,865	(530)

The $2.6 million increase in net sales at the construction supplies segment was the result of an increase in direct shipment sales and form rental revenues. The benefit of this sales increase was lessened by a change in the mix of sales to lower margin direct shipments. Additionally, labor strikes in two of Ersco’s markets affecting the redi-mix industry adversely impacted the level of activity of its customers in the early part of fiscal 2001. Extreme weather conditions in the Midwest also adversely impacted Ersco’s customers’ activity levels in the third and fourth quarters of fiscal 2001. Although the Company’s heat treating segment added capacity through additional purchases of equipment, sales slowed dramatically beginning late in the third quarter as the automotive industry corrected its inventory levels.

Consolidated gross profit (net sales less cost of sales and operating expenses) decreased $1.0 million to $35.7 million or 22.7% of sales from $36.7 million or 23.5% of net sales. Gross profit decreased for the Company’s heat treating segment primarily due to the lower sales volume. Although its net sales increased, gross profit for the Company’s construction supplies segment decreased primarily due to the fact that a greater proportion of those sales were on a direct shipment basis, which typically have a lower margin than sales from inventory. An improvement in gross margin percentage for the Company’s packaging products segment resulted in a modest increase in gross profit in spite of the decrease in net sales.

Selling, general, and administrative (“SG&A”) expenses increased $1.1 million or 4.0% to $28.9 million from $27.8 million. This increase was primarily attributable to an increase in SG&A expenses for the construction supplies segment resulting from the increase in sales, wage and other expenses incurred to support the planned growth of this unit. Since the growth has not materialized to the levels anticipated, management has begun a program to reduce SG&A expenses. SG&A expenses for the Company’s packaging products segment decreased as a result of its continuing efforts to reduce costs.

Maxco classified its investment in Axson as available for sale at March 31, 2000 and adjusted its carrying amount to its estimated fair value, which resulted in a $860,000 charge.

Depreciation and amortization expense increased $1.2 million to $6.1 million from $4.9 million primarily due to additions of property and equipment at the Company’s construction supplies and heat treating segments.

As a result of the facts discussed above, operating profit decreased $3.3 million or 83.0% to $679,000 from $4.0 million.

Interest expense increased in 2001 from the prior year primarily due to additional long-term borrowings, the proceeds of which were used for additional purchases of property and equipment. Additionally, an increase in the interest rate the Company is charged on its variable rate borrowings also contributed to the increase in net interest expense. Investment and interest income increased in fiscal 2001 primarily due to the fact that the Company recorded income of $675,000 representing its share of the minimum additional consideration to be paid to former shareholders of Strategic Interactive, Inc. (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998).

Equity in net income (loss) of affiliates consists of Maxco’s share of the operating results of 50% or less owned entities. On a consolidated basis, equity in net loss of affiliates, net of tax, was $3.0 million for the year ended March 31, 2001, compared to income of $278,000 for the prior year comparable period. This decrease was primarily attributable to Maxco’s proportionate share of Integral Vision, Inc.’s (formerly Medar, Inc.) losses and a charge to recognize an impairment of the Company’s investment in Integral Vision. For Maxco’s fiscal year ended March 31, 2001, its proportionate share of Integral Vision’s net loss, net of tax, totaled $1.3 million. Additionally, in accordance with APB 18, the Company recorded a charge of $899,000, net of tax, in 2001 to recognize a decline in the value of its investment in Integral Vision that has been deemed other than temporary. For Maxco’s fiscal year ended March 31, 2000, its proportionate share of Integral Vision’s net income, net of tax, totaled $591,000. Integral Vision’s net income for that period was primarily the result of a gain on the sale of its welding controls division in 2000.

Equity in net income of affiliates was also negatively impacted by an increase in losses at Foresight Solutions, Inc. Maxco’s proportionate share of Foresight’s net loss, net of tax, totaled $452,000 in 2001 compared to $207,000 in 2000. In the first quarter of fiscal 2001, the carrying value of the Company’s investment in Foresight was reduced to zero after recognizing the first $72,000 of its proportionate share of Foresight’s losses. However, in accordance with APB 18, the Company continued to recognize its proportionate share of Foresight’s losses, an additional $613,000, as a contingent liability as Maxco has loans to Foresight totaling $1.8 million and has guaranteed $750,000 of Foresight’s bank debt.

Equity in net income of affiliates was also negatively impacted by the fiscal 2001 discontinuance of AMI Energy, Inc.(AMI). Although the liquidation of AMI is substantially complete, $365,000 remains outstanding on a line of credit with a bank. Given that Maxco has guaranteed that facility, and based on the estimated remaining liquidation value of AMI, Maxco has recorded a $325,000 contingent liability at March 31, 2001.

The Company’s effective tax rate varied from the statutory rate of 34% due to certain expenses, which are not deductible for tax purposes.

2000 versus 1999

Net sales increased to $156.5 million in 2000 compared to $124.7 million in 1999. Operating earnings were $4.0 million in 2000 compared to $3.0 million for the comparable period in 1999. Net income was $316,000 or after preferred dividends of $408,000, a loss of $.03 per share assuming dilution compared to the prior year’s $788,000 or $.12 per share assuming dilution.

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

In the fourth quarter of fiscal 2000, the majority shareholders of Axson began negotiations with Axson management for a management buyout of the existing shareholders interests. As such, Maxco classified its investment in Axson as available for sale at March 31, 2000 and adjusted its carrying amount to its estimated fair value which resulted in a $860,000 charge. This transaction was completed in August 2000.

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

Net interest expense increased in 2000 from the prior year due to additional long-term borrowings, the proceeds of which were used for investments in new affiliates, to fund the construction segment acquisition, repurchase of the Company’s stock, and additional purchases of property and equipment.

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

LIQUIDITY AND SOURCES OF CAPITAL

Operating activities for 2001 generated $14.8 million in cash. Earnings, after non-cash adjustments, generated $2.9 million of that amount. Changes in net working capital generated $11.9 million largely due to a $7.6 million increase in accounts payable and other current liabilities, a decrease of $2.6 million in accounts receivable and a decrease of $1.5 million in inventory. The changes in working capital were primarily the result of the Company’s cash management efforts necessitated by a reduction in borrowing capacity due to amendments to the Company’s agreements with its banks in fiscal 2001. The amendments changed the Company’s maximum borrowing under its lines of credit from a fixed amount to an amount based on certain collateral levels, specifically accounts receivable and inventory.

Overall, the Company’s working capital (defined as current assets less current liabilities) decreased from a $7.7 million deficit at March 31, 2000 to a $12.2 million deficit at March 31, 2001. This decrease was primarily attributable to the $11.9 million decrease in working capital previously discussed and a $7.7 million increase in working capital resulting from reclassifications of certain of the Company's borrowings. At March 31, 2001, the Company was in default of financial covenants required by certain of its borrowings and consequently reclassified $15.2 million of its debt as short term. This debt was classified as long term at March 31, 2000. However, there are ongoing negotiations with the bank to obtain a waiver of default. Management anticipates that these negotiations will be successfully completed by September 2001. At March 31, 2000, the Company was in default of the tangible net worth ratio as required by certain other borrowings, specifically its $18 million line of credit and its then $10 million line of credit with a bank. As such the outstanding balance on these lines at March 31, 2000, $23.4 million, was classified as current in the accompanying financial statements. At March 31, 2001, both of these facilities were classified as long-term debt. In July 2000, as provided under the original agreement with the bank, the $10 million line was converted to a $7.6 million term loan. The $18 million line was classified as long-term due to the Company no longer being in default under its amended loan agreement.

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

Net cash used in financing activities during the year consisted primarily of repayments of long-term and short-term obligations, partially offset by proceeds from long-term obligations. At March 31, 2001 the Company had two lines of credit, an $18 million facility and a $5 million facility. These facilities are secured by Company assets. The amount that can be borrowed under these facilities is dependent on certain accounts receivable and inventory levels at the Company’s construction supplies, packaging products, and heat treating companies. At March 31, 2001, based on these specific collateral levels, the Company could borrow up to $14.0 million under its lines of credit of which approximately $800,000 was available.

At March 31, 2001, the 2,240,605 shares of Integral Vision (formerly Medar) common stock that Maxco owns had an aggregate market value of approximately $695,000 ($269,000 at July 11, 2001). Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented as the Company owns greater than 20% of Integral Vision’s outstanding stock.

At March 31, 2001, the 249,230 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $1.5 million ($401,000 at July 11, 2001). Maxco’s investment in Provant is reflected in Maxco’s financial statements as an available-for-sale security.

Maxco believes that its current financial resources, availability under its lines of credit, and cash generated from operations will be adequate to meet its cash requirements for the next year.

Additionally, the Company believes the value that has been created in its portfolio of investments could provide additional cash resources for the Company if needed.

SEASONAL AND QUARTERLY FLUCTUATIONS
The following table sets forth consolidated operating data for each of the eight quarters ended March 31, 2001. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management’s opinion, includes all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended

	Fiscal 2001				Fiscal 2000

	6/30/00	9/30/00	12/31/00	3/31/01	6/30/99	9/30/99	12/31/99	3/31/00

	(in thousands, except per share data)
Net sales	$48,454	$49,094	$33,515	$26,252	$43,976	$47,227	$33,963	$31,324

Gross profit	10,540	11,086	7,684	6,400	10,501	10,658	8,209	7,373

Loss on investment(1)								(860)

Equity in net income (loss) of affiliates, net of tax	(325)	(297)	(453)	(1,922)	425	130	(110)	(167)

Net income (loss)	202	853	(1,709)	(4,151)	1,908	1,277	(493)	(2,376)

Net income (loss) per common share:	$.03	$.24	$(.58)	$(1.37)	$.57	$.37	$(.19)	$(.79)

(1)	Represents an $860,000 charge for the quarter ended March 31, 2000 for an adjustment of the Company’s Axson investment to estimated fair value.

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

NEW FINANCIAL ACCOUNTING PRONOUNCEMENT

In 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133, as amended on April 1, 2001, resulted in a pre-tax charge of $42,000 in other comprehensive income.

The Financial Accounting Standards Board has proposed new accounting for business combinations, that among other things, would change the accounting for goodwill and other intangibles recorded in business acquisitions as of the date of the new Statement. An important part of the proposed Statement is that amortization of goodwill and certain other intangibles with indefinite lives would cease for both assets acquired prior to the effective date of the statement and for any new goodwill and other intangibles acquired after the effective date of the statement. Rather than amortizing these assets, goodwill and other intangibles would be reviewed for impairment using a “market value” approach. The proposed statement is expected to be finalized in June 2001. The Company currently records amortization of goodwill as a non-cash expense. As a result, if this proposed statement is finalized in its current form, it may have a material impact on the Company’s financial statements. However, management feels that it is not appropriate to forecast the amount of the impact until the proposed statement is finalized.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. Some of the Company’s interest expense is fixed through long-term borrowings to mitigate the impact of such potential exposure. Additionally, the Company entered into an interest rate swap agreement based on a notional amount of $5.0 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate long-term borrowings of $23.7 million at March 31, 2001. A 1% increase from the prevailing interest rates at March 31, 2001 on the unhedged variable rate portion of the Company’s long-term borrowings would increase interest expense by $237,000 based on principal balances at March 31, 2001.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted in a separate section of this report.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of March 31, 2001.

ITEM 11 — EXECUTIVE COMPENSATION

Item 11 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of March 31, 2001.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of March 31, 2001.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of March 31, 2001.

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)—The response to this portion of Item 14 is submitted as a separate section of this report.
(3) Listing of Exhibits

Exhibit Number

3	Restated Articles of Incorporation are hereby incorporated by reference from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.3	Resolution authorizing the redemption of Series Two Preferred Stock, establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.9	Asset Purchase Agreement — Wright Plastic Products, Inc. is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.

10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996, is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from registrants Form 8-K dated January 17, 1997.

10.12	Asset Purchase Agreement — Axson North America Inc. is hereby incorporated by reference from registrants Form 10-Q dated February 14, 1997.

10.13	Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from registrants Form 10-Q dated February 13, 1998.

10.14	Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from registrants Form 10-Q dated February 13, 1998.

10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999 is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.20	Fifth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 1, 1999 is hereby incorporated by reference from Form 10-Q dated November 12, 1999.

10.21	Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000 is hereby incorporated by reference from Form 10-K dated July 14, 2000.

10.22	Seventh amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated January 11, 2000 is hereby incorporated by reference from Form 10-Q dated February 14, 2001.

10.23	Eighth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated March 19, 2001.

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors—Ernst & Young (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539).

23.1	Consent of Independent Auditors—Moore Stephens Doeren Mayhew (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539).

(b) Reports on Form 8-K:
      None
(c) Exhibits
•	Eighth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated March 19, 2001.
•	Subsidiaries of the Registrant
•	Consent of Independent Auditors—Ernst & Young
•	Consent of Independent Auditors—Moore Stephens Doeren Mayhew
(d) Financial Statement Schedules
      The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date July 13, 2001	MAXCO, INC.

By /S/ VINCENT SHUNSKY

Vincent Shunsky, Vice President of Finance and Treasurer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ MAX A. COON	July 13, 2001	President (Principal Executive Officer) and Director

Max A. Coon	Date

/S/ VINCENT SHUNSKY	July 13, 2001	Vice President of Finance and Treasurer (Principal
Financial and Accounting Officer) and Director
Vincent Shunsky	Date

/S/ ERIC L. CROSS	July 13, 2001	Director

Eric L. Cross	Date

/S/ CHARLES J. DRAKE	July 13, 2001	Director

Charles J. Drake	Date

/S/ JOEL I. FERGUSON	July 13, 2001	Director

Joel I. Ferguson	Date

/S/ RICHARD G. JOHNS	July 13, 2001	Director

Richard G. Johns	Date

/S/ DAVID R. LAYTON	July 13, 2001	Director

David R. Layton	Date

/S/ MICHAEL P. SMORCH	July 13, 2001	Director

Michael P. Smorch	Date

/S/ MICHAEL W. WISTI	July 13, 2001	Director

Michael W. Wisti	Date

ANNUAL REPORT ON FORM 10-K

ITEM 14(a)(1) AND (2), (c), AND (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED MARCH 31, 2001

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

Financial statements of the Registrant’s significant unconsolidated affiliate (Integral Vision, Inc.) are hereby incorporated by reference from the Integral Vision, Inc. Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission (SEC File Number 0-12728).

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Maxco, Inc.

We have audited the accompanying consolidated balance sheets of Maxco, Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of Integral Vision, Inc. (formerly Medar, Inc.), (a corporation in which the Company has approximately a 25% interest) as of December 31, 2000 and for the year then ended, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Integral Vision, Inc., it is based solely on their report. In the consolidated financial statements, the Company’s investment in Integral Vision, Inc. is stated at $1,120,303 at March 31, 2001, and the Company’s equity in the net loss of Integral Vision, Inc. is stated at $1,986,000 for the year then ended.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxco, Inc. and subsidiaries at March 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

June 6, 2001
Detroit, MI

CONSOLIDATED BALANCE SHEETS

MAXCO, INC. AND SUBSIDIARIES

	March 31,

	2001	2000

	(in thousands)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$968	$542

Marketable securities		185

Accounts receivable, less allowance of $570,000 in 2001 and $513,000 in 2000	19,998	22,098

Advances to affiliate	3,008	3,008

Inventories—Note 1	6,493	8,000

Investment held for sale—Note 8		1,121

Prepaid expenses and other	795	760

Income taxes receivable—Note 7	1,343	1,802

TOTAL CURRENT ASSETS	32,605	37,516

MARKETABLE SECURITIES — LONG-TERM—Note 1	1,511	4,240

PROPERTY AND EQUIPMENT

Land	732	732

Buildings	12,144	12,271

Machinery, equipment, and fixtures	53,728	41,650

	66,604	54,653

Allowances for depreciation	(19,945)	(14,893)

	46,659	39,760

OTHER ASSETS

Investments—Note 8	8,224	12,165

Notes and contracts receivable and other, less

allowance of $335,000 in 2001	4,411	4,325

Intangibles—Note 1	3,753	4,216

Deferred Income Taxes—Note 7	287

	16,675	20,706

	$97,450	$102,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable—Note 3	$17,088	$23,667

Accounts payable	19,632	12,989

Employee compensation	2,741	3,247

Taxes, interest, and other liabilities	1,906	2,183

Current maturities of long-term obligations	3,480	3,117

TOTAL CURRENT LIABILITIES	44,847	45,203

LONG-TERM OBLIGATIONS, less current maturities—Note 3	24,831	22,390

DEFERRED INCOME TAXES—Note 7		2,319

CONTINGENT LIABILITY—Note 8	938

STOCKHOLDERS’ EQUITY—Notes 4 & 5

Preferred stock:

Series Three: 10% cumulative callable, $60 face value;

14,784 shares issued and outstanding	678	678

Series Four: 10% cumulative callable, $51.50 face value;

46,414 shares issued and outstanding	2,390	2,390

Series Five: 10% cumulative callable, $120 face value;

6,648 shares issued and outstanding	798	798

Series Six: 10% cumulative callable, $160 face value;

20,000 shares authorized, none issued

Common stock, $1 par value; 10,000,000 shares authorized,

3,101,195 shares issued and outstanding	3,101	3,101

Accumulated other comprehensive loss	(1,140)	(877)

Retained earnings	21,007	26,220

TOTAL STOCKHOLDERS’ EQUITY	26,834	32,310

	$97,450	$102,222

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

MAXCO, INC. AND SUBSIDIARIES

	Year Ended March 31,

	2001	2000	1999

	(in thousands except per share data)
Net sales	$157,315	$156,490	$124,732

Costs and expenses:

Cost of sales and operating expenses	121,605	119,749	97,403

Selling, general and administrative	28,946	27,832	20,919

Depreciation and amortization	6,085	4,907	3,395

	156,636	152,488	121,717

OPERATING EARNINGS	679	4,002	3,015

Other income (expense):

Investment and interest income	1,388	656	837

Interest expense	(4,705)	(3,624)	(2,403)

Loss on investment—Note 8		(860)

	(3,317)	(3,828)	(1,566)

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES AND

EQUITY IN NET INCOME (LOSS) OF AFFILIATES	(2,638)	174	1,449

Federal income tax expense (benefit)—Note 7	(830)	136	266

INCOME (LOSS) BEFORE EQUITY IN NET

INCOME (LOSS) OF AFFILIATES	(1,808)	38	1,183

Equity in net income (loss) of affiliates, net of tax—Notes 2, 7 & 8	(2,997)	278	(395)

NET INCOME (LOSS)	(4,805)	316	788

Less preferred stock dividends	(408)	(408)	(409)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(5,213)	$(92)	$379

NET INCOME (LOSS) PER COMMON SHARE—Basic and diluted —

Note 11	$(1.68)	$(.03)	$.12

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MAXCO, INC. AND SUBSIDIARIES

			Accumulated
			Other Compre–
	Preferred	Common	hensive Income	Retained
	Stock	Stock	(loss)	Earnings	Totals

			(in thousands)
Balances at March 31, 1998	$3,882	$3,308	$47	$27,570	$34,807

Net income for the year				788	788

Net unrealized loss on marketable

securities, net of taxes of $20,000			(38)		(38)

Total Comprehensive Income					750

Preferred stock dividends				(409)	(409)

Exercise of stock options for

52,500 shares		52		20	72

Acquisition and retirement of

140,415 shares		(140)		(925)	(1,065)

Redemption of preferred stock	(11)				(11)

Balances at March 31, 1999	3,871	3,220	9	27,044	34,144

Net income for the year				316	316

Net unrealized loss on marketable

securities, net of taxes of $456,000			(886)		(886)

Total Comprehensive Loss					(570)

Preferred stock dividends				(408)	(408)

Redemption of preferred stock	(5)				(5)

Acquisition and retirement of

118,800 shares		(119)		(732)	(851)

Balances at March 31, 2000	3,866	3,101	(877)	26,220	32,310

Net loss for the year				(4,805)	(4,805)

Net unrealized loss on marketable

securities, net of taxes of $135,000			(263)		(263)

Total Comprehensive Loss					(5,068)

Preferred stock dividends				(408)	(408)

BALANCES AT MARCH 31, 2001	$3,866	$3,101	$(1,140)	$21,007	$26,834

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MAXCO, INC. AND SUBSIDIARIES

	Year Ended March 31,

	2001	2000	1999

		(in thousands)
OPERATING ACTIVITIES

Net Income (loss)	$(4,805)	$316	$788

Adjustments to reconcile net income (loss) to net cash

provided by operating activities:

Depreciation	5,380	4,232	2,930

Amortization	705	675	465

Equity in net (income) loss of affiliates	2,997	(278)	395

Deferred federal income taxes	(669)	855	461

Additional consideration on sale of investment	(675)

Loss on investment		860

Changes in operating assets and liabilities

of continuing operations:

Accounts receivable	2,635	(2,014)	(2,224)

Inventories	1,507	(436)	(1,096)

Prepaid and other	168	(132)	(305)

Accounts payable and other current liabilities	7,560	1,735	2,828

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,803	5,813	4,242

INVESTING ACTIVITIES

Purchases of property and equipment	(12,419)	(11,698)	(9,198)

Net proceeds from (investment in) marketable securities	2,530	(31)	5,491

Sale of investment	1,143		2,160

Investment in affiliates	(272)	(3,867)	(3,961)

Purchase of businesses		(4,587)	(2,700)

Payment received on note receivable		750

Other	523	274	74

NET CASH USED IN INVESTING ACTIVITIES	(8,495)	(19,159)	(8,134)

FINANCING ACTIVITIES

Net proceeds from (repayments on) lines of credit	(12,941)	9,242	5,849

Proceeds from other debt obligations	11,648	7,372	67

Repayments on other debt obligations	(4,181)	(2,584)	(1,617)

Dividends paid on preferred stock	(408)	(408)	(409)

Acquisition and retirement of preferred and common stock		(856)	(1,076)

Restricted cash for acquisition of equipment			1,088

Proceeds from exercise of stock options			72

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,882)	12,766	3,974

INCREASE (DECREASE) IN CASH	426	(580)	82

CASH AT BEGINNING OF YEAR	542	1,122	1,040

CASH AT END OF YEAR	$968	$542	$1,122

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAXCO, INC. AND SUBSIDIARIES

March 31, 2001

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Maxco, Inc. (“the Company”) is a Michigan corporation incorporated in 1946. Maxco currently operates in three business segments: construction supplies, heat-treating, and packaging products. Maxco’s businesses include Ersco Corporation, a distributor of construction supplies; Atmosphere Annealing Inc., a production metal heat-treating service company; and Pak-Sak Industries Inc., which makes polyethylene packaging. Maxco also has investments in three real estate related companies: L/M Associates, LLC, LandEquities Corporation, and Nilson Builders. In addition to real estate, Maxco also has investments representing less than majority interests in the following: a registered investor advisory firm; a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the internet; a company offering a business-to-business vertical web portal designed to bring solution-seekers together with solution-providers; a company in the business of selling, leasing, and servicing lift trucks; a limited partnership that has equity investments in companies focused on the information technology, telecommunications, and medical technology markets; three technology-related businesses; and one energy-related business.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain items in the prior year financial statements have been reclassified to conform with the presentation used in 2001.

Cash and Cash Equivalents: The Company considers cash and other highly liquid investments, including investments in interest bearing repurchase agreements with less than 90-day maturities, as cash and cash equivalents.

Receivables: Trade accounts receivable represent amounts due from customers in the highway and general construction, automotive, and flexible packaging industries, primarily in the mid-western United States. Accounts and notes receivable at the Company’s construction supplies unit are collateralized or secured by perfected lien rights and payment bonds, where applicable.

Inventories: Inventories are stated at the lower of first-in, first-out cost or market and at March 31 consisted of the following:

	2001	2000

	(in thousands)
Raw materials	$531	$589

Finished goods and work in process	1,293	1,136

Purchased products for resale	4,669	6,275

	$6,493	$8,000

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

In November 1999, Maxco began accounting for its investment in Provant, Inc. common stock as securities available for sale as defined by FASB 115. Consequently, the securities are carried at market value with the unrealized gains and losses net of tax, reported as a separate component of stockholders’ equity. At March 31, 2001, the unrealized loss on this stock was approximately $1.1 million net of tax.

Advances to Affiliate: The Company has advanced amounts to its real estate investment holding. These advances were unsecured and bear interest. During 2000 and 1999, advances made were approximately $1.7 million and $1.3 million respectively. No advances were made in 2001.

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

Intangibles: Intangibles primarily consist of the excess of cost over fair market value of net tangible assets of acquired businesses. Intangibles, including non-compete agreements, are amortized on a straight-line basis over periods ranging from 5 to 20 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company’s carrying value of the goodwill will be reduced by the estimated shortfall of discounted cash flows. Accumulated amortization was approximately $1.9 million and $1.5 million at March 31, 2001 and 2000, respectively.

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

Shipping and Handling Costs: The Company recognizes shipping and handling costs as a component of cost of sales and operating expenses in the statement of operations.

Interest Rate Swap: The Company entered into an interest rate swap agreement to modify the interest characteristics of certain of its outstanding debt. The interest rate swap agreement is designated with the principal balance and term of a specific debt obligation. This agreement involves the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The swap agreement was in a loss position of $42,000 at March 31, 2001, and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements pending adoption of FAS No. 133 on April 1, 2001.

Fair Value Disclosure: The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, marketable securities, accounts payable and long-term debt approximate their fair values. The fair value of the long-term debt is estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of arrangements.

Comprehensive Income: The Company displays comprehensive income in the Consolidated Statements of Shareholders’ Equity. At March 31, 2001 and 2000, accumulated other comprehensive income (loss) consisted of unrealized gain (loss) on marketable securities.

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

New Financial Accounting Pronouncements: In 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133, as amended on April 1, 2001, resulted in a pre-tax charge of $42,000 in other comprehensive income.

The Financial Accounting Standards Board has proposed new accounting for business combinations, that among other things, would change the accounting for goodwill and other intangibles recorded in business acquisitions as of the date of the new Statement. An important part of the proposed Statement is that amortization of goodwill and certain other intangibles with indefinite lives would cease for both assets acquired prior to the effective date of the statement and for any new goodwill and other intangibles acquired after the effective date of the statement. Rather than amortizing these assets, goodwill and other intangibles would be reviewed for impairment using a “market value” approach. The proposed statement is expected to be finalized in June 2001. The Company currently records amortization of goodwill as a non-cash expense. As a result, if this proposed statement is finalized in its current form, it may have a material impact on the Company’s financial statements. However, management feels that it is not appropriate to forecast the amount of the impact until the proposed statement is finalized.

NOTE 2 — INVESTMENT IN INTEGRAL VISION, INC. (FORMERLY MEDAR, INC.)

At March 31, 2001, Maxco owned 2,240,605 shares of Integral Vision’s common stock (aggregate market value of $695,000), representing approximately 25% of Integral Vision’s total common stock outstanding.

During the quarter ended September 30, 1997, the Company participated in a private placement by Integral Vision of $7.0 million of subordinated debentures. Maxco purchased $750,000 of these debentures representing 10.7% of the total placed. Maxco also received warrants to purchase 150,000 shares of Integral Vision stock at $6.86, which were all outstanding and exercisable at March 31, 2001. In connection with this transaction, Maxco also purchased 150,000 shares of previously unissued Integral Vision stock at $5.00 a share. On June 30, 1999, Integral Vision sold its welding division for cash and debt. Maxco recognized its proportionate share of the gain on this transaction as part of equity in income (loss) of affiliates. Also, as a result of this transaction, Maxco received payment on June 30, 1999 of the balance due on subordinated debentures of $750,000. Maxco’s investment in Integral Vision is accounted for under the equity method for all periods presented.

Integral Vision had a net loss for the year ended March 31, 2001 of approximately $8.0 million, net income of $3.8 million in 2000, and a net loss of $2.6 million in 1999. Accordingly, Maxco’s equity share of Integral Vision’s results of operations for the years ended March 31, 2001, 2000, and 1999 were approximately a loss of $2.0 million, income of $896,000, and a loss of $627,000 respectively, and are recorded net of deferred tax for these periods in equity in net income (loss) of affiliates, along with the equity results of other 50% or less owned affiliates accounted for under the equity method. For the years ended March 31, 2001, 2000, and 1999, Integral Vision’s restated sales were $5.0 million, $11.0 million and $9.5 million, respectively.

Additionally, in accordance with APB 18, the Company recorded a charge of $899,000, net of tax, in 2001 to recognize a decline in the value of its investment in Integral Vision that has been deemed other than temporary. The charge is included in equity in net income (loss) of affiliates for the year ended March 31, 2001.

NOTE 3 — DEBT

At March 31, 2001 the Company had two lines of credit, an $18 million facility and a $5 million facility. These facilities are secured by Company assets. The amount that can be borrowed under these facilities is dependent on certain accounts receivable and inventory levels at the Company's construction supplies, packaging products, and heat treating companies. At March 31, 2001, based on these specific collateral levels, the Company could borrow up to $14.0 million under its lines of credit of which approximately $800,000 was available. The $5 million line matures in March 2002 and the $18 million line matures in August 2002.

Long-term obligations at March 31 consisted of the following:

	2001	2000

	(in thousands)
Revolving lines of credit (various variable interest

rates ranging up to 9.5% at March 31, 2001)	$9,000	$2,800

Tax exempt revenue bonds (variable interest rates)	1,690	3,990

Taxable revenue bonds		4,508

Mortgage notes payable (various interest rates

ranging up to 9.0%)	1,994	2,060

Equipment purchase contracts and capitalized lease

obligations (various interest rates)	11,808	7,785

Subordinated debt (fixed interest rate of 10%)	2,842	3,357

Other	977	1,007

	28,311	25,507

Less current maturities	3,480	3,117

	$24,831	$22,390

At March 31, 2001, the Company was in default of financial covenants required by certain of its borrowings and consequently reclassified $15.2 million of its debt as short term. This debt was classified as long term at March 31, 2000. However, there are ongoing negotiations with the bank to obtain a waiver of default. Management anticipates that these negotiations will be successfully completed by September 2001. At March 31, 2000, the Company was in default of the tangible net worth ratio as required by certain other borrowings, specifically its $18 million line of credit and its then $10 million line of credit with a bank. As such the outstanding balance on these lines at March 31, 2000, $23.4 million, was classified as current in the accompanying financial statements. At March 31, 2001, both of these facilities were classified as long-term debt. In July 2000, as provided under the original agreement with the bank, the $10 million line was converted to a $7.6 million term loan. The $18 million line was classified as long-term due to the Company no longer being in default under its amended loan agreement.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company's ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will be dependent upon its future operating performance and the successful renegotiation of its credit facilities. These dependencies will be subject to financial, business and other factors, certain of which are beyond the Company's control, such as prevailing economic conditions. There can be no assurance that, in the event the Company were to require additional financing, such additional financing would be available on satisfactory terms. The Company believes that funds generated by its operations and funds available under other credit facilities, will be sufficient to finance short term capital needs, as well as to fund existing operations for the foreseeable future. However, in the event that the Company is unable to successfully renegotiate its credit facilities, the Company has liquid equity investments that could be used to meet its short term and long term debt service requirements and fund operating cash flows.

Certain of the agreements require a facility fee of 0.25%, a commitment fee of 0.25% of the unused line, and compensating balances equal to 5% of borrowings under this arrangement or the fee equivalent. Certain of these agreements require maintenance of specified financial ratios.

In December 1998, Maxco entered into a swap agreement with a notional amount of approximately $5.0 million converting its variable rate taxable revenue bonds to a fixed rate of 5.34%, which matures in December 2005. The swap agreement was in a loss position of $42,000 at March 31, 2001.

Notes and contracts payable are generally collateralized by assets purchased with proceeds of the borrowings. The aggregate principal maturities of long-term debt from 2003 – 2006 are as follows:

2003	2004	2005	2006

$3,583	$3,897	$3,446	$1,645

Interest paid approximates interest expensed for the years presented.

The Company is guaranteeing various debt obligations of certain real estate and other investments in an aggregate amount of approximately $54.0 million as of May 31, 2001. Except as specifically accrued, the Company does not believe that there is any unusual degree of risk related to these guarantees because of sufficient underlying asset values supporting the respective debt obligations.

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

Series Four Preferred Stock is cumulative, callable at the Company’s option, is non-voting, has no conversion rights, and pay an annual dividend at the rate of 10% of face value annually.

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

A summary of incentive stock options activity follows for the year ended March 31:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Outstanding and exercisable

at beginning of year	145	$7.90	145	$7.90	188	$6.09

Granted and exercisable					10	7.50

Exercised					(53)	1.38

Outstanding and exercisable

at end of year	145	$7.90	145	$7.90	145	$7.90

The exercise price for options outstanding as of March 31, 2001 ranged from $7.00 to $8.00. There were no options granted during the years ended March 31, 2000 and 2001. The weighted average fair value of options granted during the year ended March 31, 1999 was $2.94. The weighted average remaining contractual life of those options is approximately seven years.

Pro forma information regarding net income and income per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model.

After adjusting for the proforma effect of stock compensation, the net loss is estimated to be approximately $4.8 million ($1.68 per share after preferred dividends) for 2001, net income of $316,000 (loss of $.03 per share after preferred dividends) for 2000 and $759,000 ($.11 per share after preferred dividends) for 1999.

Assumptions used in determining the above proforma disclosures were risk free interest rates of approximately 6%, no dividend yields, .323 market price volatility in 1999, and a five year weighted average life of these options. These proforma results reflect only stock options granted in 1999 (none were granted in 2000 or 2001).

NOTE 6 — EMPLOYEE SAVINGS PLAN

Company contributions charged to operations under the employee savings plans were approximately $403,000, $335,000 and $351,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

NOTE 7 — FEDERAL INCOME TAXES

The provision (benefit) for federal income taxes consists of the following:

	2001	2000	1999

		(in thousands)

Current expense (benefit)	$(161)	$(719)	$(195)

Deferred expense (benefit)	(669)	855	461

	(830)	136	266

Deferred amount allocated to equity in

income of affiliates	(1,544)	143	(203)

	$(2,374)	$279	$63

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense is as follows:

	2001	2000	1999

	(in thousands)
Income taxes computed at

United States statutory rate (34%)	$(897)	$59	$493

Prior year tax adjustment			(294)

Other	67	77	67

	$(830)	$136	$266

Federal income taxes paid by Maxco were $150,000 in 2001, $350,000 in 2000, and $600,000 in 1999.

As of March 31, 2001, the Company has a net operating loss carryforward of approximately $5.1 million which will expire in 2021.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of March 31 were as follows:

	2001	2000

	(in thousands)
DEFERRED TAX ASSETS:

Net operating loss carry forward	1,740

Allowance for doubtful accounts	308	174

Inventory	158	123

Marketable securities	588	452

Excess capital loss	276

Amortization of intangibles	117	87

Net cumulative unrealized equity losses	806

Other	126

Total Deferred Assets	4,119	836

DEFERRED TAX LIABILITIES:

Depreciation	$3,003	$2,087

Net undistributed earnings		705

Additional consideration on sale of investment	230

Other		105

Total Deferred Tax Liabilities	3,233	2,897

Net Deferred Assets (Liabilities)	$886	$(2,061)

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	2001	2000

	(in thousands)
ASSETS:

Income taxes receivable	$599	$258

Deferred income taxes	287

	886	258

LIABILITIES:

Deferred income taxes		2,319

Net Deferred Assets (Liabilities)	$886	$(2,061)

Components of accumulated comprehensive income are shown net of tax.

NOTE 8 — OTHER INVESTMENTS

Real Estate:

Maxco has an ownership interest ranging from approximately 30 – 50% in two LLC’s involved in the development and leasing of real estate in central Michigan. In addition, effective October 1, 1998, the Company made additional investments in its real estate activity as it acquired a 50% interest in LandEquities and Nilson Builders. These companies manage, develop, and build commercial and residential properties.

Technology Related:

In addition to its investment in Integral Vision, Inc., the Company has an equity interest in two other technology related businesses. In October 1998, Provant, Inc. acquired 100% of the stock of Strategic Interactive. Maxco received cash and approximately 249,000 shares of Provant, Inc. common stock in exchange for its 45% equity interest in Strategic Interactive. The sale also included an earn-out provision. In fiscal 2001, Maxco recognized $675,000 as its share of the minimum additional consideration to be paid to the former shareholders of Strategic Interactive.

Effective August 1, 1998, the Company acquired a 40% equity interest in Foresight Solutions, Inc. (acquired an additional 10% in November 1999), a developer of accounting software and e-business solutions for small to medium size businesses. In the first quarter of fiscal 2001, the carrying value of the Company’s investment in Foresight was reduced to zero after recognizing the first $72,000 of its proportionate share of Foresight’s losses. However, in accordance with APB 18, the Company continued to recognize its proportionate share of Foresight’s losses, an additional $613,000, as a contingent liability given that Maxco has loans to Foresight totaling $1.8 million and has guaranteed $750,000 of Foresight’s bank debt. These charges are included in equity in net income of affiliates for the year ended March 31, 2001.

Energy Related:

Effective November 1, 1997, Maxco acquired a 50% interest in Robinson Oil Company, LLC, which is in the business of acquiring and developing oil and gas interests.

Effective January 1, 1998, Maxco acquired an interest in AMI Energy, Inc. (AMI), which is a retail energy marketing and consulting firm. AMI was discontinued during the year ended March 31, 2001. Although the liquidation of AMI is substantially complete, $365,000 remains outstanding on a line of credit with a bank. Given that Maxco has guaranteed that facility, and based on the estimated remaining liquidation value of AMI, Maxco has recorded a $325,000 contingent liability at March 31, 2001. This charge is included in equity in net income of affiliates.

Other:

Effective June 1, 1998, Maxco acquired a one-third interest in Blasen Brogan Asset Management Company, a registered investor advisory firm.

Effective August 1, 1998, the Company acquired a 50% equity interest in and agreed to finance certain debt of Mid-State Industrial Services, Inc., which is in the business of selling, leasing, and servicing lift trucks.

Effective June 1, 1999, Maxco acquired a 12.5% direct (37.5% indirect) equity interest in Phoenix Financial Group, LTD and its subsidiary Cambridge Group Investments, LTD (dba Bondpage.com), a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the Internet.

In October 1999, the Company invested in approximately 6% of the common stock of MYOEM.COM, a company offering a business-to-business vertical web portal designed to bring solution-seekers together with solution-providers.

In April 2000, the Company acquired a 16% equity interest in Vertical VC, a limited partnership that has equity investments in companies focused on the information technology, telecommunications, and medical technology markets.

Maxco had a 7% investment in Axson, S.A. of France (Axson), a manufacturer of resins and composite materials for advanced applications. In the fourth quarter of fiscal 2000, the majority shareholders of Axson began negotiations with Axson management for a management buyout of the existing shareholders interests. As such, Maxco classified its investment in Axson as available for sale at March 31, 2000 and adjusted its carrying amount to its estimated fair value, which resulted in a $860,000 charge. This transaction was completed in August 2000.

     The combined results of operations and financial position of the Company’s unconsolidated affiliates are summarized below.

	Real Estate			Technology Related
		March 31,			March 31,

		2000	1999
	2001	(restated)	(restated)	2001	2000	1999

			(in thousands)
Condensed income statement information:

Net Sales	$30,379	$22,917	$15,271	$6,095	$12,974	$13,267
Gross Margin	16,058	13,125	10,036	(188)	2,433	4,151

Net Income (Loss)	(768)	280	(387)	(9,302)	3,153	(2,769)

Condensed balance sheet information:

Current Assets	$26,919	$33,524		$3,143	$8,814

Non-Current Assets	104,982	84,688		7,243	9,285

	$131,901	$118,212		$10,386	$18,099

Current Liabilities	$70,888	$58,405		$3,312	$2,780

Non-Current Liabilities	54,480	51,358		5,454	2,933

Minority Interest	1,887	1,542

Stockholders’ Equity	4,646	6,907		1,620	12,386

	$131,901	$118,212		$10,386	$18,099

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Energy Related
		and Other
		March 31,

	2001	2000	1999

		(in thousands)

Condensed income statement information:

Net Sales	$12,775	$12,247	$7,627

Gross Margin	4,631	3,900	2,744

Net Income (Loss)	685	104	95

Condensed balance sheet information:

Current Assets	$2,632	$2,447

Non-Current Assets	4,215	4,232

	$6,847	$6,679

Current Liabilities	$1,538	$2,689

Non-Current Liabilities	1,880	2,347

Minority Interest

Stockholders’ Equity	3,429	1,643

	$6,847	$6,679

The difference between the carrying amount and the underlying equity of the Company’s investment in the net assets of the Company’s 50% or less owned investments, approximately $1,388,000 after the writedown of the Company’s investment in Integral Vision, Inc., is being amortized over a 15 year life.

NOTE 9 — CONTINGENCIES AND COMMITMENTS

Maxco and certain operating subsidiaries occupy facilities and use equipment under operating lease agreements requiring annual rental payments approximating $2,118,000 in 2002, $1,811,000 in 2003, $1,474,000 in 2004, $508,000 in 2005, $147,000 in 2006, and $541,000 thereafter for a total commitment aggregating $6,599,000. Rent expense charged to operations, including short-term leases, aggregated $2,503,000 in 2001, $2,285,000 in 2000, and $1,580,000 in 1999.

The Company is involved in various lawsuits and other claims arising in the ordinary course of business. While the results of these matters cannot be predicted with certainty, management, upon advice from counsel, believes that losses, if any, arising from these proceedings will not have a material adverse effect on its financial statements.

NOTE 10 — INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

	2001	2000	1999

		(in thousands)
Net sales:

Construction supplies	$102,501	$99,924	$72,440

Heat treating	39,229	40,368	35,700

Packaging products	15,255	15,865	16,251

Corporate and other	330	333	341

Total Net Sales	$157,315	$156,490	$124,732

Operating earnings (loss):

Construction supplies	$510	$2,770	$2,538

Heat treating	3,670	5,245	3,434

Packaging products	(175)	(530)	(1,006)

Corporate and other	(3,326)	(3,483)	(1,951)

Total Operating Earnings	$679	$4,002	$3,015

Identifiable assets:

Construction supplies	$32,759	$32,902	$21,275

Heat treating	34,714	30,367	26,211

Packaging products	5,538	6,565	7,402

Corporate and other	16,215	20,223	17,639

Investments and advances	8,224	12,165	12,903

Total Identifiable Assets	$97,450	$102,222	$85,430

Depreciation and amortization expense:

Construction supplies	$2,507	$1,870	$1,017

Heat treating	2,375	1,852	1,400

Packaging products	750	742	674

Corporate and other	453	443	304

Total Depreciation And Amortization Expense	$6,085	$4,907	$3,395

Capital expenditures:

Construction supplies	$5,822	$5,310	$2,208

Heat treating	6,455	5,656	5,920

Packaging products	135	693	960

Corporate and other	7	39	110

Total Capital Expenditures	$12,419	$11,698	$9,198

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

No sales to any single customer exceeded 10% of consolidated sales for 2001, 2000 or 1999.

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2001	2000	1999

	(in thousands except per share data)
NUMERATOR:

Net income (loss)	$(4,805)	$316	$788

Preferred stock dividends	(408)	(408)	(409)

Numerator for basic and diluted earning per share—

income (loss) available to common stockholders	(5,213)	(92)	379

DENOMINATOR:

Denominator for basic earnings per share—

Weighted-average shares	3,101	3,157	3,256

Effect of dilutive securities:

Employee stock options			34

Dilutive potential common shares			34

Denominator for diluted earnings per share—adjusted

Weighted-average shares and assumed conversions	3,101	3,157	3,290

BASIC EARNINGS (LOSS) PER SHARE	$(1.68)	$(.03)	$.12

DILUTED EARNINGS (LOSS) PER SHARE	$(1.68)	$(.03)	$.12

MAXCO, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

COL. A	COL. B	COL. C	COL. D	COL. E		COL. F

		ADDITIONS

			Charged to
	Balance at	Charged to	Other			Balance
	Beginning	Costs and	Accounts —	Deductions —		at End
DESCRIPTION	of Period	Expenses	Describe	Describe		of Period

Year ended March 31, 2001:

Allowance for doubtful accounts	$513	$894		$502	(A)	$905

Year ended March 31, 2000:

Allowance for doubtful accounts	$558	$370		$415	(A)	$513

Year ended March 31, 1999:

Allowance for doubtful accounts	$565	$191		$198	(A)	$558

(A) Represents uncollectible accounts written off, less recoveries.

MAXCO, INC.
ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit No.	Description

10.23	Eighth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated March 19, 2001.

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors—Ernst & Young (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 — File No. 333-67539)

23.1	Consent of Independent Auditors—Moore Stephens Doeren Mayhew (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 — File No. 333-67539)