Form 10-Q
period 2001-06-30
MAXCO INC
filed 2001-08-14
CIK 78966

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001

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

Yes              No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2001

Common Stock	3,101,195 shares

PART I

FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	June 30,	March 31,
	2001	2001
	(Unaudited)

	(in thousands)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$588	$968

Accounts and notes receivable, less allowance of

$573,000 ($570,000 at March 31, 2001)	31,431	19,998

Advances to affiliate	3,008	3,008

Inventories—Note 2	6,675	6,493

Prepaid expenses and other	1,082	795

Income taxes receivable	948	1,343

TOTAL CURRENT ASSETS	43,732	32,605

MARKETABLE SECURITIES—LONG TERM—Note 3	449	1,511

PROPERTY AND EQUIPMENT

Land	732	732

Buildings	12,144	12,144

Machinery, equipment, and fixtures	54,414	53,728

	67,290	66,604

Allowances for depreciation	(21,467)	(19,945)

	45,823	46,659

OTHER ASSETS

Investments	8,349	8,224

Notes and contracts receivable and other, less allowance

of $335,000	4,403	4,411

Intangibles	3,629	3,753

Deferred income taxes	603	287

	16,984	16,675

	$106,988	$97,450

	June 30,	March 31,
	2001	2001
	(Unaudited)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable—Note 8	$42,914	$17,088

Accounts payable	23,980	19,632

Employee compensation	2,621	2,741

Taxes, interest, and other liabilities	2,160	1,906

Current maturities of long-term obligations	1,298	3,480

TOTAL CURRENT LIABILITIES	72,973	44,847

LONG-TERM OBLIGATIONS, less current maturities	6,639	24,831

CONTINGENT LIABILITIES	955	938

STOCKHOLDERS’ EQUITY

Preferred stock:

Series Three: 10% cumulative redeemable, $60 face

value; 14,784 shares issues and outstanding	678	678

Series Four: 10% cumulative redeemable, $51.50 face

value; 46,414 shares issues and outstanding	2,390	2,390

Series Five: 10% cumulative redeemable, $120 face

value; 6,648 shares issues and outstanding	798	798

Series Six: 10% cumulative callable, $160 face

value; 20,000 shares authorized, issued — none

Common stock, $1 par value; 10,000,000 shares

authorized, 3,101,195 shares issued and outstanding	3,101	3,101

Net unrealized losses	(1,856)	(1,140)

Retained earnings	21,310	21,007

	26,421	26,834

	$106,988	$97,450

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Condensed)
Maxco, Inc. and Subsidiaries

	Three Months Ended June 30,

	2001	2000
	(Unaudited)	(Unaudited)

	(in thousands, except per share data)

Net sales	$44,573	$48,454

Costs and expenses:

Cost of sales and operating expenses	35,441	37,914

Selling, general and administrative	6,238	7,347

Depreciation and amortization	1,730	1,479

	43,409	46,740

Operating Earnings	1,164	1,714

Other income (expense)

Investment and interest income	434	162

Interest expense	(1,108)	(1,040)

Income Before Federal Income Taxes and Equity
in Earnings of Affiliates	490	836

Federal income tax expense	173	309

Income Before Equity in Earnings of Affiliates	317	527

Equity in earnings (loss) of affiliates, net of tax	87	(325)

Net Income	404	202

Less preferred stock dividends	(102)	(102)

Net Income Applicable to Common Stock	$302	$100

Net Income Per Common Share — Basic	$0.10	$0.03

Net Income Per Common Share — Assuming Dilution	$0.10	$0.03

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
Maxco, Inc. and Subsidiaries

	Three Months Ended June 30,

	2001	2000
	(Unaudited)	(Unaudited)

	(in thousands)
Operating Activities

Net Income	$404	$202

Adjustments to reconcile net income to net cash provided

by (used in) operating activities:

Depreciation and other non-cash items	1,643	1,908

Changes in operating assets and liabilities	(7,310)	2,010

Net Cash Provided By (Used In) Operating Activities	(5,263)	4,120

Investing Activities

Purchases of property and equipment	(774)	(4,011)

Redemption of marketable securities		1,434

Investment in affiliates		(794)

Distributions from affiliates		375

Other	37	6

Net Cash Used In Investing Activities	(737)	(2,990)

Financing Activities

Net proceeds from (repayments on) lines of credit	7,000	(350)

Proceeds from other debt obligations		1,246

Repayments on other debt obligations	(1,278)	(754)

Dividends paid on preferred stock	(102)	(102)

Net Cash Provided By Financing Activities	5,620	40

Increase (Decrease) in Cash and Cash Equivalents	(380)	1,170

Cash and Cash Equivalents at Beginning of Period	968	542

Cash and Cash Equivalents at End of Period	$588	$1,712

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
June 30, 2001
(Unaudited)

NOTE 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in Maxco’s annual report on Form 10-K for the year ended March 31, 2001.

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

Certain other amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2 — Inventories

The major classes of inventories, at the dates indicated were as follows:

	June 30,	March 31,
	2001	2001

	(in thousands)
Raw materials	$454	$531

Finished goods and work in progress	778	1,293

Purchased products for resale	5,443	4,669

	$6,675	$6,493

NOTE 3 — Marketable Securities

The Company classifies its investments in equity securities with readily determinable fair values as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Application of this method resulted in an unrealized loss, net of deferred tax, of approximately $1.8 million being reported as part of stockholders’ equity at June 30, 2001.

NOTE 4 — Investment in Integral Vision, Inc. (Formerly Medar, Inc.)

The following table summarizes the operating results of Integral Vision, Inc., Maxco’s 25% owned affiliated company:

	Three Months Ended
	June 30,

	2001	2000

	(in thousands)

Net Sales	$669	$1,785

Gross Margin	(328)	(132)

Net Loss	(1,608)	(1,854)

At March 31, 2001, the Company adjusted the carrying value of its investment in Integral Vision, Inc. to its estimated fair value as the Company determined that the investment was impaired. Since management’s estimate of the fair value of this investment at June 30, 2001 has not changed, the Company did not recognize any gain or loss on the investment.

NOTE 5 — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,

	2001	2000

	(in thousands, except per share data)
NUMERATOR:

Net Income	$404	$202
Preferred stock dividends	(102)	(102)

Numerator for basic and diluted earnings per
share—income available to common stockholders	302	100

DENOMINATOR:

Denominator for basic earnings per share—weighted
average shares	3,101	3,101

Effect of dilutive securities:
Employee stock options	—	6

Dilutive potential common shares	—	6

Denominator for diluted earnings per share—adjusted
weighted average shares and assumed conversions	3,101	3,107

BASIC EARNINGS PER SHARE	$0.10	$0.03

DILUTED EARNINGS PER SHARE	$0.10	$0.03

NOTE 6 — Comprehensive Income

The components of comprehensive income for the three months ended June 30, 2001 and 2000 are as follows:

	Three Months Ended
	June 30,

	2001	2000

	(in thousands)

Net earnings	$404	$202

Unrealized losses on marketable securities	(701)	(355)

Unrealized loss on swap agreement	(15)	—

	$(312)	$(153)

The components of accumulated comprehensive income, net of related tax at June 30, 2001 and March 31, 2001 are as follows:

	June 30,	March 31,
	2001	2001

	(in thousands)

Unrealized losses on marketable securities	$(1,841)	$(1,140)

Unrealized loss on swap agreement	(15)	—

NOTE 7 — INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

	June 30,	March 31,
	2001	2001

	(in thousands)
Identifiable assets:

Construction supplies	$45,037	$32,759

Heat treating	33,130	34,714

Packaging products	5,540	5,538

Corporate and other	14,932	16,215

Investments and advances	8,349	8,224

Total Identifiable Assets	$106,988	$97,450

NOTE 7 — INDUSTRY SEGMENT INFORMATION – Continued

		Three Months Ended
		June 30,

		2001	2000

		(in thousands)
Net sales:

Construction supplies		$32,133	$33,891

Heat treating		9,038	10,361

Packaging products		3,320	4,120

Corporate and other		82	82

	Total Net Sales	$44,573	$48,454

Operating earnings (loss):

Construction supplies		$907	$1,631

Heat treating		750	904

Packaging products		(44)	(105)

Corporate and other		(449)	(716)

	Total Operating Earnings	$1,164	$1,714

Depreciation and amortization expense:

Construction supplies		$741	$565

Heat treating		731	605

Packaging products		181	192

Corporate and other		77	117

	Total Depreciation and Amortization Expense	$1,730	$1,479

Capital expenditures:

Construction supplies		$329	$1,431

Heat treating		415	2,527

Packaging products		30	53

Corporate and other		—	—

	Total Capital Expenditures	$774	$4,011

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

NOTE 8 — DEBT

The Company is currently in default of certain covenants as required by loan agreements with its principal lenders. As such the outstanding balance on these borrowings ($41.3 million at June 30, 2001) has been classified as current in the accompanying financial statements. However, there are ongoing negotiations with the lenders to obtain waivers of default and amendments to these covenants. Management anticipates that the negotiations will be completed by September 2001.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will be dependent upon its future operating performance and the successful renegotiation of its credit facilities. These dependencies will be subject to financial, business and other factors, certain of which are beyond the Company’s control, such as prevailing economic conditions. There can be no assurance that, in the event the Company were to require additional financing, such additional financing would be available on satisfactory terms. The Company believes that funds generated by its operations and funds available under its credit facilities, will be sufficient to finance short term capital needs, as well as to fund existing operations for the foreseeable future. However, in the event that the Company is unable to successfully renegotiate its credit facilities, the Company has liquid long term equity investments that could be used to meet its short term and long term debt service requirements and fund operating cash flows.

NOTE 9 — FEDERAL INCOME TAXES

The Company’s effective tax rate varied from the statutory rate of 34% due to certain expenses, which are not deductible for tax purposes.

NOTE 10 — INTEREST RATE SWAP AGREEMENTS

The Company uses interest rate swap agreements to reduce the risk of rising interest rates. Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, was adopted by the Company effective April 1, 2001. SFAS No. 133 requires that all derivatives be recognized on the balance sheet at fair value.

The adoption of Statement No. 133 on April 1, 2001 resulted in a pre-tax charge of $42,000 in other comprehensive income. During the quarter ended June 30, 2001, changes in the fair value of the interest rate swap agreement were recognized in other comprehensive income and amounted to a $27,000 gain. The Company has recorded a $15,000 liability on the balance sheet to record the fair value of the swap agreements at June 30, 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
June 30, 2001

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash used in operating activities amounted to $5.3 million for the quarter. Individual working capital component levels increased over the March 31, 2001 level, primarily from the increased sales activity by the Company’s construction supplies unit (Ersco) over the traditional slower fourth quarter of the prior year.

Cash was used in investing activities during the quarter to purchase additional equipment for Maxco’s heat-treating unit (Atmosphere Annealing), and Ersco.

Net proceeds from lines of credit were used primarily to fund the increase in working capital components.

At June 30, 2001, the Company classified certain of its borrowings as short term due to the Company being in default of certain covenants. However, there are ongoing negotiations with the lenders to obtain waivers of default and amendments to these covenants. Management anticipates that these negotiations will be completed by September 2001.

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

At June 30, 2001, the 2,240,605 shares of Integral Vision (formerly Medar) common stock that Maxco owns had an aggregate market value of approximately $403,000 ($605,000 at August 9, 2001). Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented, as the Company owns greater than 20% of Integral Vision’s outstanding stock.

At June 30, 2000, the 249,230 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $449,000 ($406,000 at August 9, 2001). Maxco’s investment in Provant is reflected in Maxco’s financial statements under the cost method as an available-for-sale security as the Company owns less than 20% of Provant’s outstanding stock.

The Company is currently in negotiations on a sale and leaseback of equipment for Ersco. This transaction will generate approximately $3.0 million in cash that will be used to provide additional working capital for Ersco. This transaction is expected to close in the second quarter.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
Three Months Ended June 30, 2001 Compared to 2000

Net sales decreased to $44.6 million compared to $48.5 million in last year’s first quarter. First quarter results reflect operating earnings of $1.2 million compared to $1.7 million for the comparable period in 2000. Net income was $404,000 or $.10 per share assuming dilution compared to last year’s $202,000 or $.03 per share assuming dilution.

Sales and operating earnings for the three months ending June 30, 2001 and 2000 by each of the company’s segments were as follows:

	Three Months Ended		Three Months Ended
	June 30, 2001		June 30, 2000

		Operating		Operating
		Earnings		Earnings
	Sales	(Loss)	Sales	(Loss)

		(in thousands)
Construction supplies	$32,133	$907	$33,891	$1,631

Heat treating	9,038	750	10,361	904

Packaging products	3,320	(44)	4,120	(105)

The decrease in sales at the Company’s construction supplies unit (Ersco) was due to reduced sales from inventory as a result of a slower than usual seasonal start-up coming out of the severe winter and a slower economy compared to the first quarter of the prior year. To a lesser extent, product sales to highway contractors on a direct shipment basis from the manufacturers increased over the prior year quarter. The decrease in sales at the Company’s heat treating unit (Atmosphere Annealing) was due to a slowdown in the automotive industry. Lower sales at its packaging products unit (Pak Sak) were primarily due to the general economic slowdown.

Consolidated gross profit (net sales less cost of sales and operating expenses) decreased to $9.1 million or 20.5% of sales from $10.5 million or 21.8% of sales. The decrease in gross profit was primarily the result of the reduced sales from inventory at Ersco. The increased proportion of sales at Ersco on a direct shipment basis, which generally have a lower margin compared to sales from inventory, was the primary reason for the reduction in the overall margin. Although margin as a percentage of sales improved at Atmosphere Annealing and Pak Sak, gross profit decreased due to lower sales volume.

Selling, general, and administrative expenses (SG&A) decreased $1.1 million to $6.2 million from $7.3 million. The decrease primarily resulted at Ersco due to reduced selling expenses and reduced costs as a result of an expense reduction program.

Depreciation and amortization expense for the three months ended June 30, 2001 increased as a result of the additional depreciation resulting from the purchases of property and equipment by Atmosphere Annealing and Ersco since the first quarter of the prior year.

As a result of the above, operating earnings decreased to approximately $1.2 million from $1.7 million in last year’s comparable period.

Net interest expense increased from the prior year quarter due to additional short-term and long-term borrowings, the proceeds of which were used for additional purchases of property and equipment. In the first quarter, the Company recognized approximately $273,000 in investment income from the proceeds from the sale of stock.

Equity in earnings of affiliates increased approximately $412,000 from a loss of $325,000 to income of $87,000. This was primarily the result of the Company’s investment in Integral Vision, Inc. At March 31, 2001, the Company adjusted the carrying value of its investment in Integral Vision, Inc. to its estimated fair value as the Company determined that the investment was impaired. Since management’s estimate of the fair value of this investment at June 30, 2001 has not changed, the Company did not recognize any gain or loss on the investment. Maxco’s share of Integral Vision’s net loss for the three months ended June 30, 2000 was $460,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. Some of the Company’s interest expense is fixed through long-term borrowings to mitigate the impact of such potential exposure. Additionally, the Company entered into an interest rate swap agreement based on a notional amount of $5.0 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate short and long term borrowings of $44.8 million at June 30, 2001. A 1% increase from the prevailing interest rates at June 30, 2001 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by approximately $409,000 based on principal balances at June 30, 2001.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

The Company is currently in default of certain covenants as required by its $18 million and $5 million lines of credit with its two principal lenders.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6(a)	Exhibits

3	Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.3	Resolution authorizing the redemption of Series Two Preferred Stock and establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.9	Asset purchase agreement — Wright Plastic Products, Inc. is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996 is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 8-K dated January 17, 1997.

10.12	Asset purchase agreement — Axson North America, Inc. is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

10.13	Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.14	Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998 is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999, is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.20	Fifth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 1, 1999 is hereby incorporated by reference from Form 10-Q dated November 12, 1999.

10.21	Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000 is hereby incorporated by reference from Form 10-K dated July 14, 2000.

10.22	Seventh amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated January 11, 2000 is hereby incorporated by reference from Form 10-Q dated February 14, 2001.

10.23	Eighth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated March 19, 2001 is hereby incorporated by reference from Form 10-K dated July 13, 2001.

Item 6(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXCO, INC.

Date:	August 14, 2001	/S/ VINCENT SHUNSKY

Vincent Shunsky, Vice President-Finance
and Treasurer (Principal Financial and
Accounting Officer)