Form 10-Q
period 2001-09-30
MAXCO INC
filed 2001-11-14
CIK 78966

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

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

Yes No _____

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2001

Common Stock	3,101,195 shares

PART I

FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	September 30,	March 31,
	2001	2001
	(Unaudited)

	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$836	$968
Accounts and notes receivable, less allowance of $541,000 ($570,000 at March 31, 2001)	30,743	19,998
Advances to affiliate	3,008	3,008
Inventories—Note 2	5,625	6,493
Prepaid expenses and other	1,376	795
Income taxes receivable	1,101	1,343

TOTAL CURRENT ASSETS	42,689	32,605
MARKETABLE SECURITIES—LONG TERM—Note 3	95	1,511
PROPERTY AND EQUIPMENT
Land	732	732
Buildings	12,146	12,144
Machinery, equipment, and fixtures	51,842	53,728

	64,720	66,604
Allowances for depreciation	(22,622)	(19,945)

	42,098	46,659
OTHER ASSETS
Investments	8,282	8,224
Notes and contracts receivable and other, less allowance of $335,000	3,854	4,411
Intangibles	3,506	3,753
Deferred income taxes	692	287

	16,334	16,675

	$101,216	$97,450

	September 30,	March 31,
	2001	2001
	(Unaudited)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable—Note 8	$40,573	$17,088
Accounts payable	22,238	19,632
Employee compensation	2,564	2,741
Taxes, interest, and other liabilities	2,224	1,906
Current maturities of long-term obligations	1,231	3,480

TOTAL CURRENT LIABILITIES	68,830	44,847

LONG-TERM OBLIGATIONS, less current maturities	6,481	24,831

CONTINGENT LIABILITIES AND OTHER	260	938

STOCKHOLDERS’ EQUITY
Preferred stock:
Series Three: 10% cumulative redeemable, $60 face value; 14,784 shares issues and outstanding	678	678
Series Four: 10% cumulative redeemable, $51.50 face value; 46,414 shares issues and outstanding	2,390	2,390
Series Five: 10% cumulative redeemable, $120 face value; 6,648 shares issues and outstanding	798	798
Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, issued — none
Common stock, $1 par value; 10,000,000 shares authorized, 3,101,195 shares issued and outstanding	3,101	3,101
Other comprehensive loss	(2,249)	(1,140)
Retained earnings	20,927	21,007

	25,645	26,834

	$101,216	$97,450

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Condensed)
Maxco, Inc. and Subsidiaries

	Three Months Ended September 30,
	2001	2000
	(Unaudited)	(Unaudited)

	(in thousands, except per share data)
Net sales	41,400	$49,094
Costs and expenses:
Cost of sales and operating expenses	32,793	38,008
Selling, general and administrative	6,483	7,308
Depreciation and amortization	1,580	1,584

	40,856	46,900

Operating Earnings	544	2,194
Other income (expense)
Investment and interest income	156	840
Interest expense	(992)	(1,274)

Income (Loss) Before Federal Income Taxes and
Equity in Losses of Affiliates	(292)	1,760
Federal income tax expense (benefit)	(84)	610

Income (Loss) Before Equity in Losses of Affiliates	(208)	1,150
Equity in losses of affiliates, net of tax	(73)	(297)

Net Income (loss)	(281)	853
Less preferred stock dividends	(102)	(102)

Net Income (Loss) Applicable to Common Stock	$(383)	$751

Net Income (Loss) Per Common Share — Basic	$(0.12)	$0.24

Net Income (Loss) Per Common Share — Assuming Dilution	$(0.12)	$0.24

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Condensed)

Maxco, Inc. and Subsidiaries

	Six Months Ended September 30,

	2001	2000
	(Unaudited)	(Unaudited)

	(in thousands, except per share data)
Net sales	$85,973	$97,548
Costs and expenses:
Cost of sales and operating expenses	68,234	75,922
Selling, general and administrative	12,721	14,655
Depreciation and amortization	3,310	3,063

	84,265	93,640

Operating Earnings	1,708	3,908
Other income (expense)
Investment and interest income	590	1,002
Interest expense	(2,100)	(2,314)

Income Before Federal Income Taxes and Equity
in Earnings (Losses) of Affiliates	198	2,596
Federal income tax expense	89	919

Income Before Equity in Earnings (Losses) of Affiliates	109	1,677
Equity in earnings (losses) of affiliates, net of tax	14	(622)

Net Income	123	1,055
Less preferred stock dividends	(204)	(204)

Net Income (Loss) Applicable to Common Stock	$(81)	$851

Net Income (Loss) Per Common Share — Basic	$(0.03)	$0.27

Net Income (Loss) Per Common Share — Assuming Dilution	$(0.03)	$0.27

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)

Maxco, Inc. and Subsidiaries

	Six Months Ended September 30,
	2001	2000
	(Unaudited)	(Unaudited)

	(in thousands)
Operating Activities
Net Income	$123	$1,055
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and other non-cash items	3,289	3,344
Changes in operating assets and liabilities	(8,297)	(975)

Net Cash Provided By (Used In) Operating Activities	(4,885)	3,424
Investing Activities
Proceeds from sale-leaseback	3,000
Purchases of property and equipment	(1,205)	(7,942)
Redemption of marketable securities		2,530
Investment in affiliates		(272)
Sale of investment		1,143
Other	103	(268)

Net Cash Provided By (Used In) Investing Activities	1,898	(4,809)
Financing Activities
Net proceeds from lines of credit	5,650	500
Proceeds from other debt obligations		3,294
Repayments on other debt obligations	(2,469)	(1,730)
Payments on contingent liability	(122)
Dividends paid on preferred stock	(204)	(204)

Net Cash Provided By Financing Activities	2,855	1,860

Increase (Decrease) in Cash and Cash Equivalents	(132)	475
Cash and Cash Equivalents at Beginning of Period	968	542

Cash and Cash Equivalents at End of Period	$836	$1,017

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
September 30, 2001
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

Certain other amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2 — INVENTORIES

The major classes of inventories, at the dates indicated were as follows:

	September 30,	March 31,
	2001	2001

	(in thousands)
Raw materials	$399	$531
Finished goods and work in progress	648	1,293
Purchased products for resale	4,578	4,669

	$5,625	$6,493

NOTE 3 — MARKETABLE SECURITIES

The Company classifies its marketable securities as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Application of this method resulted in an unrealized loss, net of deferred tax, of approximately $2.1 million being reported as part of stockholders’ equity at September 30, 2001.

NOTE 4 – INVESTMENT IN INTEGRAL VISION, INC.

The following table summarizes the operating results of Integral Vision, Inc., Maxco’s 25% owned affiliate:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in thousands)
Net Sales	$506	$1,535	$1,175	$3,320
Gross Margin	(1,209)	(65)	(1,537)	(197)
Net Loss	(2,507)	(1,634)	(4,115)	(3,488)

NOTE 5 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in thousands, except per share data)
NUMERATOR:
Net Income	$(281)	$853	$123	$1,055
Preferred stock dividends	(102)	(102)	(204)	(204)

Numerator for basic and diluted earnings per share—income available to common stockholders	(383)	751	(81)	851
DENOMINATOR:
Denominator for basic earnings per share—weighted average shares	3,101	3,101	3,101	3,101
Effect of dilutive securities:
Employee stock options	—	2	—	4

Dilutive potential common shares	—	2	—	4

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	3,101	3,103	3,101	3,105

BASIC EARNINGS PER SHARE	$(0.12)	$0.24	$(0.03)	$0.27

DILUTED EARNINGS PER SHARE	$(0.12)	$0.24	$(0.03)	$0.27

NOTE 6 — COMPREHENSIVE INCOME

The components of comprehensive income for the three and six months ended September 30, 2001 and 2000 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

		(in thousands)
Net earnings (loss)	$(281)	$853	$123	$1,055
Unrealized gains (losses) on marketable securities	(234)	245	(935)	(110)
Unrealized losses on swap agreement	(159)	—	(132)	—

Comprehensive income (loss)	$(674)	$1,098	$(944)	$945

The components of accumulated comprehensive income, net of related tax at September 30, 2001 and March 31, 2001 are as follows:

	September 30,	March 31,
	2001	2001

	(in thousands)
Unrealized losses on marketable securities	$(2,075)	$(1,140)
Unrealized loss on swap agreement	(174)	—

Other comprehensive loss	$(2,249)	$(1,140)

NOTE 7 — INDUSTRY SEGMENT INFORMATION

     The following summarizes Maxco’s industry segment information:

	September 30,	March 31,
	2001	2001

	(in thousands)
Identifiable assets:
Construction supplies	$38,868	$32,759
Heat treating	32,440	34,714
Packaging products	5,446	5,538
Corporate and other	16,180	16,215
Investments and advances	8,282	8,224

Total Identifiable Assets	$101,216	$97,450

NOTE 7 – INDUSTRY SEGMENT INFORMATION – Continued

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

		(in thousands)
Net sales:
Construction supplies	$29,073	$34,773	$61,206	$68,664
Heat treating	8,761	10,076	17,799	20,437
Packaging products	3,482	4,162	6,802	8,282
Corporate and other	84	83	166	165

Total Net Sales	$41,400	$49,094	$85,973	$97,548

Operating earnings (loss):
Construction supplies	$423	$1,881	$1,330	$3,512
Heat treating	774	1,125	1,524	2,029
Packaging products	52	20	8	(85)
Corporate and other	(705)	(832)	(1,154)	(1,548)

Total Operating Earnings	$544	$2,194	$1,708	$3,908

Depreciation and amortization expense:
Construction supplies	$595	$684	$1,336	$1,249
Heat treating	738	604	1,469	1,209
Packaging products	179	189	360	381
Corporate and other	68	107	145	224

Total Depreciation and Amortization Expense	$1,580	$1,584	$3,310	$3,063

Capital expenditures:
Construction supplies	$263	$1,758	$592	$3,190
Heat treating	141	2,100	556	4,646
Packaging products	27	52	57	105
Corporate and other	—	1	—	1

Total Capital Expenditures	$431	$3,911	$1,205	$7,942

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

NOTE 8 — DEBT

The Company is currently in default of certain covenants as required by loan agreements with its principal lenders. As such the outstanding balance on these borrowings ($38.9 million at September 30, 2001) has been classified as current in the accompanying financial statements. There are ongoing negotiations with the lenders to obtain waivers of default and amendments to these covenants. Management anticipates that the negotiations will be completed by December 2001.

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

The adoption of Statement No. 133 on April 1, 2001 resulted in a pre-tax charge of $42,000 in other comprehensive income. During the six months ended September 30, 2001, changes in the fair value of the interest rate swap agreement were recognized in comprehensive income and amounted to a $132,000 loss. The Company has recorded a $174,000 unrealized loss in other comprehensive loss to record the fair value of the swap agreements at September 30, 2001.

NOTE 11 — SUBSEQUENT EVENT

On October 29, 2001 the Company agreed to sell its 50% equity interest in Mid-State Industrial Services, Inc. to Maxco President, Max A. Coon, for $1.75 million. Additionally, Mid-State will retire the $0.5 million obligation it has with Maxco. The transaction is expected to close in November 2001. A portion of the proceeds from the sale will be used to retire certain obligations not related to Mid-State which were guaranteed by the Company. Accordingly, these obligations, previously classified as contingent liabilities, have been reclassified as short term in the accompanying financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
September 30, 2001

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash used in operating activities amounted to $4.9 million for the six months ended September 30, 2001. Individual working capital component levels increased over the March 31, 2001 level, primarily from the increased sales activity by the Company’s construction supplies unit (Ersco) over the traditionally slower fourth quarter of the prior year.

Investing activities provided $1.9 million in cash primarily as a result of a sale-leaseback transaction that occurred during the second quarter. This transaction was partially offset by purchases of additional equipment for Maxco’s heat-treating unit (Atmosphere Annealing) and Ersco.

At September 30, 2001, the Company classified certain of its borrowings as short term due to the Company being in default of certain covenants. There are ongoing negotiations with the lenders to obtain waivers of default and amendments to these covenants. Management anticipates that these negotiations will be completed by December 2001.

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

At September 30, 2001, the 2,240,605 shares of Integral Vision (formerly Medar) common stock that Maxco owns had an aggregate market value of approximately $314,000 ($291,000 at November 9, 2001). Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented as the Company owns greater than 20% of Integral Vision’s outstanding stock.

At September 30, 2001, the 249,230 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $95,000 ($125,000 at November 9, 2001). Maxco’s investment in Provant is reflected in Maxco’s financial statements under the cost method as an available-for-sale security as the Company owns less than 20% of Provant’s outstanding stock. The change in market value of $935,000 from March 31, 2001 is reflected as a component of comprehensive loss.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to 2000

Net sales decreased to $41.4 million compared to $49.1 million in last year’s second quarter. Second quarter results reflect operating earnings of $544,000 compared to $2.2 million for the comparable period in 2000. Net loss was $281,000 or $.12 per share assuming dilution compared to last year’s net income of $853,000 or $.24 per share assuming dilution.

Sales and operating earnings for the three months ended September 30, 2001 and 2000 by each of the company’s segments were as follows:

	Three Months Ended		Three Months Ended
	September 30, 2001		September 30, 2000

		Operating		Operating
	Net Sales	Earnings	Net Sales	Earnings

	(in thousands)
Construction supplies	$29,073	$423	$34,773	$1,881
Heat treating	8,761	774	10,076	1,125
Packaging products	3,482	52	4,162	20

The decrease in net sales at Ersco was a result of a slower economy, greater competitive market conditions, and a lower level of commercial construction compared to the second quarter of the prior year. The decrease in net sales at Atmosphere Annealing was due to a slowdown in the automotive industry. Lower net sales at its packaging products unit (Pak Sak) were primarily due to the general economic slowdown and additional competitive pressures.

Consolidated gross profit (net sales less cost of sales and operating expenses) decreased to $8.6 million from $11.1 million. Consolidated gross margin (gross profit as a percentage of net sales) decreased to 21% from 23%. The decrease in gross profit was primarily the result of the reduced sales from inventory at Ersco. The increased proportion of sales at Ersco on a direct shipment basis, which generally have a lower margin compared to sales from inventory, contributed to the reduction in the overall gross margin. Although gross margin improved at Atmosphere Annealing and Pak Sak, gross profit decreased due to lower sales volume.

Selling, general, and administrative expenses (SG&A) decreased to $6.5 million from $7.3 million. The decrease primarily resulted at Ersco due to reduced selling expenses and reduced costs as a result of an expense reduction program. Atmosphere Annealing and Pak Sak have also lowered their SG&A through cost cutting measures.

Depreciation and amortization expense for the three months ended September 30, 2001 was comparable to the prior year.

As a result of the above, operating earnings decreased to approximately $544,000 from $2.2 million in last year’s comparable period.

Investment and interest income decreased for the three month period ended September 30, 2001 primarily due to recording Maxco’s share of the minimum contingent consideration in the prior year comparable period related to Strategic Interactive (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October, 1998). Interest expense decreased from the prior year quarter due to reduced borrowings and a reduction in the average interest rate associated with these borrowings.

Equity in earnings of affiliates increased approximately $224,000 from a loss of $297,000 to a loss of $73,000. This was primarily the result of the Company’s investment in Integral Vision, Inc. At March 31, 2001, the Company adjusted the carrying value of its investment in Integral Vision, Inc. to its estimated fair value as the Company determined that the investment was impaired. Since management’s estimate of the fair value of this investment at September 30, 2001 has not changed, the Company did not recognize any gain or loss on the investment. Maxco’s share of Integral Vision’s net loss for the three months ended September 30, 2000 was $267,000, net of tax.

Six Months Ended September 30, 2001 Compared to 2000

Net sales decreased to $86.0 million compared to $97.5 million in last year’s comparable six-month period. Results for this period include operating earnings of $1.7 million compared to $3.9 million for the comparable period in 2000. Net income was $123,000 or, after preferred dividends, a loss of $.03 per share assuming dilution compared to last year’s net income of $1.1 million or $.27 per share assuming dilution.

Sales and operating earnings for the six months ended September 30, 2001 and 2000 by each of the company’s segments were as follows:

	Six Months Ended		Six Months Ended
	September 30, 2001		September 30, 2000

				Operating
		Operating		Earnings
	Net Sales	Earnings	Net Sales	(Loss)

	(in thousands)
Construction supplies	$61,206	$1,330	$68,664	$3,512
Heat treating	17,799	1,524	20,437	2,029
Packaging products	6,802	8	8,282	(85)

The decrease in net sales at Ersco was a result of a slower economy, greater competitive market conditions, and a lower level of commercial construction compared to the prior year. The decrease in net sales at Atmosphere Annealing was due to a slowdown in the automotive industry. Lower net sales at Pak Sak were primarily due to the general economic slowdown and additional competitive pressures.

Consolidated gross profit (net sales less cost of sales and operating expenses) decreased to $17.7 million from $21.6 million. Consolidated gross margin (gross profit as a percentage of net sales) decreased to 21% from 22%. The decrease in gross profit was primarily the result of the reduced sales from inventory at Ersco. The increased proportion of sales at Ersco on a direct shipment basis, which generally have a lower margin compared to sales from inventory, contributed to the reduction in the overall gross margin. Although gross margin improved at Atmosphere Annealing and Pak Sak, gross profit decreased due to lower sales volume.

Selling, general, and administrative expenses decreased to $12.7 million from $14.7 million. The decrease primarily resulted at Ersco due to reduced selling expenses and reduced costs as a result of an expense reduction program. Atmosphere Annealing and Pak Sak have also lowered their SG&A through cost cutting measures.

Depreciation and amortization expense for the six months ended September 30, 2001 increased as a result of the additional depreciation resulting from the purchases of property and equipment by Atmosphere Annealing and Ersco since September of last year.

As a result of the above, operating earnings decreased to approximately $1.7 million from $3.9 million in last year’s comparable period.

Investment and interest income decreased for the six month period ended September 30, 2001 primarily due to recording Maxco’s share of the minimum contingent consideration in the prior year comparable period related to Strategic Interactive (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October, 1998). Interest expense decreased from the prior year quarter due to reduced borrowings and a reduction in the average interest rate associated with these borrowings.

Equity in earnings of affiliates increased approximately $636,000 from a loss of $622,000 to income of $14,000. This was primarily the result of the Company’s investment in Integral Vision, Inc. At March 31, 2001, the Company adjusted the carrying value of its investment in Integral Vision, Inc. to its estimated fair value as the Company determined that the investment was impaired. Since management’s estimate of the fair value of this investment at September 30, 2001 has not changed, the Company did not recognize any gain or loss on the investment. Maxco’s share of Integral Vision’s net loss for the six months ended September 30, 2000 was $571,000 net of tax.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. Some of the Company’s interest expense is fixed through long-term borrowings to mitigate the impact of such potential exposure. Additionally, the Company entered into an interest rate swap agreement based on a notional amount of $5.0 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate short and long term borrowings of $42.5 million at September 30, 2001. A 1% increase from the prevailing interest rates at September 30, 2001 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by $387,000 based on principal balances at September 30, 2001.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

The Company is currently in default on certain covenants as required by its $18 million and $5 million lines of credit with its two principal lenders.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on August 28, 2001. The matters voted upon were the election of directors and other business which may come before the meeting (of which there was none). The results of votes were as follows:

Election of directors:

	For	Withheld

Max A. Coon	2,989,966	12,740
Eric L. Cross	2,993,366	9,340
Charles J. Drake	2,993,866	8,840
Joel I. Ferguson	2,993,866	8,840
Richard G. Johns	2,993,366	9,340
David R. Layton	2,993,866	8,840
Vincent Shunsky	2,993,366	9,340
Michael P. Smorch	2,993,866	8,840
Michael W. Wisti	2,993,851	8,855

Item 5. Other Information

None

Item 6(a) Exhibits

3	Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.
3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).
4.3	Resolution authorizing the redemption of Series Two Preferred Stock and establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.
4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.
4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.
10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the registrant's annual report on Form 10-K for the fiscal year ended March 31, 1988.
10.9	Asset purchase agreement - Wright Plastic Products, Inc. is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.
10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996 is hereby incorporated by reference from Form 10-Q dated November 14, 1996.
10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 8-K dated January 17, 1997.
10.12	Asset purchase agreement - Axson North America, Inc. is hereby incorporated by reference from Form 10-Q dated February 14, 1997.
10.13	Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.
10.14	Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.
10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.
10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998 is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.
10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.
10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999, is hereby incorporated by reference from Form 10-K dated June 23, 1999.
10.20	Fifth amendment to amended and restated loan agreement between Comerica bank and Maxco, Inc. dated September 1, 1999 is hereby incorporated by reference from Form 10-Q dated November 12, 1999.
10.21	Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000 is hereby incorporated by reference from Form 10-K dated July 14, 2000.
10.22	Seventh amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated January 11, 2001 is hereby incorporated by reference from Form 10-Q dated February 14, 2001.
10.23	Eighth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated March 19, 2001 is hereby incorporated by reference from Form 10-K dated July 13, 2001.

Item 6(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXCO, INC.

Date:	November 14, 2001	\S\ VINCENT SHUNSKY Vincent Shunsky, Vice President-Finance and Treasurer (Principal Financial and Accounting Officer)