Form 10-Q
period 2001-12-31
MAXCO INC
filed 2002-02-19
CIK 78966

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2001

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

Yes	No ____

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2002

Common Stock	3,101,195 shares

PART I
FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS (Condensed)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II
OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
9th Amendment to amended/restated loan agreement

PART I

FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	December 31,	March 31,
	2001	2001
	(Unaudited)

	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$384	$968
Accounts and notes receivable, less allowance of $447,000 ($570,000 at March 31, 2001)	19,615	19,998
Advances to affiliate	3,008	3,008
Inventories—Note 2	4,660	6,493
Prepaid expenses and other	1,064	795
Income taxes receivable	591	1,343

TOTAL CURRENT ASSETS	29,322	32,605
MARKETABLE SECURITIES—LONG TERM—Note 3	137	1,511
PROPERTY AND EQUIPMENT
Land	732	732
Buildings	12,146	12,144
Machinery, equipment, and fixtures	52,096	53,728

	64,974	66,604
Allowances for depreciation	(24,064)	(19,945)

	40,910	46,659
OTHER ASSETS
Investments	6,727	8,224
Notes and contracts receivable and other, less allowance of $1,167,000 ($335,000 at March 31, 2001)	6,227	4,411
Intangibles	3,383	3,753
Deferred income taxes	445	287

	16,782	16,675

	$87,151	$97,450

	December 31	March 31,
	2001	2001
	(Unaudited)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable—Note 7	$16,091	$17,088
Accounts payable	17,811	19,632
Employee compensation	2,321	2,741
Taxes, interest, and other liabilities	2,178	1,906
Current maturities of long-term obligations	7,180	3,480

TOTAL CURRENT LIABILITIES	45,581	44,847

LONG-TERM OBLIGATIONS, less current maturities	15,311	24,831

CONTINGENT LIABILITIES AND OTHER	243	938

STOCKHOLDERS’ EQUITY
Preferred stock:
Series Three: 10% cumulative redeemable, $60 face value; 14,784 shares issues and outstanding	678	678
Series Four: 10% cumulative redeemable, $51.50 face value; 46,414 shares issues and outstanding	2,390	2,390
Series Five: 10% cumulative redeemable, $120 face value; 6,648 shares issues and outstanding	798	798
Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, issued — none
Common stock, $1 par value; 10,000,000 shares authorized, 3,101,195 shares issued and outstanding	3,101	3,101
Other comprehensive loss	(125)	(1,140)
Retained earnings	19,174	21,007

	26,016	26,834

	$87,151	$97,450

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Condensed)
Maxco, Inc. and Subsidiaries

	Three Months Ended December 31,
	2001	2000
	(Unaudited)	(Unaudited)

	(in thousands, except per share data)
Net sales	$29,048	$33,515
Costs and expenses:
Cost of sales and operating expenses	22,527	25,831
Selling, general and administrative	5,950	6,921
Depreciation and amortization	1,622	1,549

	30,099	34,301

Operating Loss	(1,051)	(786)
Other income (expense)
Investment and interest income (loss)—Note 10	(495)	207
Interest expense	(912)	(1,268)

Loss Before Federal Income Taxes and Equity in Earnings (Losses) of Affiliates	(2,458)	(1,847)
Federal income tax benefit	(829)	(591)

Loss Before Equity in Earnings (Losses) of Affiliates	(1,629)	(1,256)
Equity in earnings (losses) of affiliates, net of tax	(22)	(453)

Net Loss	(1,651)	(1,709)
Less preferred stock dividends	(102)	(102)

Net Loss Applicable to Common Stock	$(1,753)	$(1,811)

Net Loss Per Common Share — Basic	$(0.57)	$(0.58)

Net Loss Per Common Share — Assuming Dilution	$(0.57)	$(0.58)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Condensed)
Maxco, Inc. and Subsidiaries

	Nine Months Ended December 31,
	2001	2000
	(Unaudited)	(Unaudited)

	(in thousands, except per share data)
Net sales	$115,021	$131,063
Costs and expenses:
Cost of sales and operating expenses	90,761	101,753
Selling, general and administrative	18,671	21,576
Depreciation and amortization	4,932	4,612

	114,364	127,941

Operating Earnings	657	3,122
Other income (expense)
Investment and interest income—Note 10	95	1,209
Interest expense	(3,012)	(3,582)

Income (Loss) Before Federal Income Taxes and Equity in Earnings (Losses) of Affiliates	(2,260)	749
Federal income tax expense (benefit)	(740)	328

Income (Loss) Before Equity in Earnings (Losses) of Affiliates	(1,520)	421
Equity in earnings (losses) of affiliates, net of tax	(8)	(1,075)

Net Loss	(1,528)	(654)
Less preferred stock dividends	(306)	(306)

Net Loss Applicable to Common Stock	$(1,834)	$(960)

Net Loss Per Common Share — Basic	$(0.59)	$(0.31)

Net Loss Per Common Share — Assuming Dilution	$(0.59)	$(0.31)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
Maxco, Inc. and Subsidiaries

	Nine Months Ended December 31,
	2001	2000
	(Unaudited)	(Unaudited)

	(in thousands)
Operating Activities
Net Loss	$(1,528)	$(654)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and other non-cash items	4,827	5,360
Changes in operating assets and liabilities	782	4,680

Net Cash Provided By Operating Activities	4,081	9,386
Investing Activities
Proceeds from sale-leaseback	3,000
Purchases of property and equipment	(1,538)	(8,989)
Sale of investment	750	1,143
Advances to affiliates		(522)
Payments received on notes receivable	591	234
Redemption of marketable securities		2,530
Investment in affiliates		(272)
Other	69	300

Net Cash Provided By (Used In) Investing Activities	2,872	(5,576)
Financing Activities
Net repayments on lines of credit	(2,200)	(3,500)
Proceeds from other debt obligations		3,294
Repayments on other debt obligations	(3,918)	(2,826)
Payments on contingent liability	(1,113)
Dividends paid on preferred stock	(306)	(306)

Net Cash Used In Financing Activities	(7,537)	(3,338)

Increase (Decrease) in Cash and Cash Equivalents	(584)	472
Cash and Cash Equivalents at Beginning of Period	968	542

Cash and Cash Equivalents at End of Period	$384	$1,014

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
December 31, 2001
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

Certain other amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2 — INVENTORIES

The major classes of inventories, at the dates indicated were as follows:

	December 31,	March 31,
	2001	2001

	(in thousands)
Raw materials	$370	$531
Finished goods and work in progress	842	1,293
Purchased products for resale	3,448	4,669

	$4,660	$6,493

NOTE 3 — MARKETABLE SECURITIES

The Company classifies its marketable securities as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.

NOTE 4 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

	(in thousands, except per share data)
NUMERATOR:
Net Income	$(1,651)	$(1,709)	$(1,528)	$(654)
Preferred stock dividends	(102)	(102)	(306)	(306)

Numerator for basic and diluted earnings per share—income available to common stockholders	(1,753)	(1,811)	(1,834)	(960)

DENOMINATOR:
Denominator for basic earnings per share—weighted average shares	3,101	3,101	3,101	3,101

Effect of dilutive securities:
Employee stock options	—	—	—	—

Dilutive potential common shares	—	—	—	—

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	3,101	3,101	3,101	3,101

BASIC EARNINGS PER SHARE	$(0.57)	$(0.58)	$(0.59)	$(0.31)

DILUTED EARNINGS PER SHARE	$(0.57)	$(0.58)	$(0.59)	$(0.31)

NOTE 5 — COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and nine months ended December 31, 2001 and 2000 are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

		(in thousands)
Net loss	$(1,651)	$(1,709)	$(1,528)	$(654)
Unrealized gains (losses) on marketable securities	2,075	(447)	1,140	(557)
Unrealized gains (losses) on swap agreement	49	—	(83)	—

Comprehensive income (loss)	$473	$(2,156)	$(471)	$(1,211)

The components of accumulated comprehensive loss, net of related tax at December 31, 2001 and March 31, 2001 are as follows:

	December 31,	March 31,
	2001	2001

	(in thousands)
Unrealized losses on marketable securities	$—	$(1,140)
Unrealized loss on swap agreement	(125)	—

Other comprehensive loss	$(125)	$(1,140)

NOTE 6 — INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

	December 31,	March 31,
	2001	2001

	(in thousands)
Identifiable assets:
Construction supplies	$26,959	$32,759
Heat treating	31,449	34,714
Packaging products	4,716	5,538
Corporate and other	17,300	16,215
Investments and advances	6,727	8,224

Total Identifiable Assets	$87,151	$97,450

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2001	2000	2001	2000

		(in thousands)
Net sales:
Construction supplies	$17,820	$19,900	$79,026	$88,564
Heat treating	8,101	9,655	25,900	30,092
Packaging products	3,046	3,876	9,848	12,158
Corporate and other	81	84	247	249

Total Net Sales	$29,048	$33,515	$115,021	$131,063

Operating earnings (loss):
Construction supplies	$(607)	$(468)	$723	$3,044
Heat treating	348	610	1,872	2,639
Packaging products	(162)	(109)	(154)	(194)
Corporate and other	(630)	(819)	(1,784)	(2,367)

Total Operating Earnings (Loss)	$(1,051)	$(786)	$657	$3,122

Depreciation and amortization expense:
Construction supplies	$620	$653	$1,956	$1,902
Heat treating	752	605	2,221	1,814
Packaging products	179	184	539	565
Corporate and other	71	107	216	331

Total Depreciation and Amortization Expense	$1,622	$1,549	$4,932	$4,612

Capital expenditures:
Construction supplies	$314	$373	$906	$3,563
Heat treating	—	621	556	5,267
Packaging products	19	53	76	158
Corporate and other	—	—	—	1

Total Capital Expenditures	$333	$1,047	$1,538	$8,989

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

NOTE 7 — DEBT

Effective October 1, 2001, Maxco obtained waivers of defaults and an amended agreement with one of its primary lenders. Per the amended agreement, the Company is required to repay $1.5 million by March 31, 2002 and $2.4 million by June 30, 2002 from the proceeds from the sale of certain investments. As such, the outstanding non-current balance on the borrowings from this lender ($12.3 million at December 31, 2001) has been classified as long term in the accompanying financial statements. The Company is currently in default of certain covenants as required by loan agreements with another primary lender. As such, the outstanding balance on these borrowings ($14.9 million at December 31, 2001) has been classified as current in the accompanying financial statements. There are ongoing negotiations with the lender to obtain waivers of default and amendments to these covenants or to enter into a forbearance agreement. Management anticipates that the negotiations will be completed by March 2002.

The Company has guaranteed various debt obligations of certain real estate investments of its less than majority owned entities in the aggregate amount of approximately $45.7 million as of December 31, 2001. Approximately $10.3 million of this amount is currently in default with one lender. These entities are currently working with the lender to rectify the default issues. The Company does not believe that there is any significant degree of risk related to any of its guarantees because of sufficient underlying asset values supporting the respective debt obligations.

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

NOTE 8 — FEDERAL INCOME TAXES

The Company’s effective tax rate varied from the statutory rate of 34% due to certain expenses that are not deductible for tax purposes.

NOTE 9 — INTEREST RATE SWAP AGREEMENTS

The Company uses interest rate swap agreements to reduce the risk of rising interest rates. Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, was adopted by the Company effective April 1, 2001. SFAS No. 133 requires that all derivatives be recognized on the balance sheet at fair value.

The adoption of Statement No. 133 on April 1, 2001 resulted in a pre-tax charge of $42,000 in other comprehensive income. During the nine months ended December 31, 2001, changes in the fair value of the interest rate swap agreement were recognized in comprehensive income and amounted to a $83,000 loss. The Company has recorded a $125,000 unrealized loss in other comprehensive loss to record the fair value of the swap agreements at December 31, 2001.

NOTE 10 — INVESTMENT IN PROVANT, INC.

During the quarter, the Company recorded investment income of $2.0 million representing additional consideration to be received from Provant from the sale of the Company’s investment in Strategic Interactive, Inc. (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998). Additionally, in accordance with FAS 115, the Company recorded a charge of $3.1 million in the current quarter to recognize a decline in the value of its investment in Provant, Inc. that has been deemed other than temporary. This decline in value had been previously considered temporary and was reported as a component of other comprehensive loss.

NOTE 11 — RELATED PARTY TRANSACTIONS

On December 20, 2001 the Company sold its 50% equity interest in Mid-State Industrial Services, Inc. to Maxco President, Max A. Coon, for $1.75 million, of which $750,000 was paid in cash with the remainder being applied to amounts due Mr. Coon for advances he had made to the Company and its affiliates. Additionally, Mid-State retired the $0.5 million obligation it had with Maxco. A portion of the proceeds from the sale was used to retire certain obligations not related to Mid-State which were guaranteed by the Company.

On August 17, 2001 Maxco entered into a sale-leaseback agreement with a limited liability company in which Max A. Coon is a member. The Company sold approximately $3.0 million in assets to the LLC that are now being leased back to the Company for a period of 60 months.

NOTE 12 — NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS no. 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

The Company will adopt the new rules on accounting for goodwill and other intangible assets April 1, 2002. The Company has not completed its analysis of the effect of adopting these statements and what effect the adoption will have on the financial statements.

NOTE 12 — SUBSEQUENT EVENT

In January 2002, the Company sold an insignificant portion of its ownership interest in L/M Associates, LLC for $100,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS Maxco, Inc. and Subsidiaries December 31, 2001

MATERIAL CHANGES IN FINANCIAL CONDITION

Operating activities for the nine months ended December 31, 2001 generated $4.1 million in cash, of which earnings, after non-cash adjustments, generated $3.3 million. Individual working capital component levels changed from the March 31, 2001 level generating approximately $782,000 in cash.

Investing activities provided $2.9 million in cash primarily as a result of a sale-leaseback transaction with a related party that occurred during the second quarter and the sale of the Company’s investment in Mid-State Industrial Services, Inc. These transactions were partially offset by purchases of additional equipment for Maxco’s heat-treating unit (Atmosphere Annealing) and construction supplies unit (Ersco).

Cash was used in financing activities to reduce the outstanding balances on the Company’s lines of credit by $2.2 million. Repayments of other obligations amounted to $5.0 million. The Company is required to repay by June 30, 2002 a total of $3.9 million from the proceeds from the sale of certain investments. At December 31, 2001, the Company classified certain of its borrowings as short term due to the Company being in default of certain covenants. There are ongoing negotiations with the lender to obtain waivers of default and amendments to these covenants or to enter into a forbearance agreement. Management anticipates that these negotiations will be completed by March 2002.

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

At December 31, 2001, the 2,240,605 shares of Integral Vision (formerly Medar) common stock that Maxco owns had an aggregate market value of approximately $224,000 ($538,000 at February 12, 2002). Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented as the Company owns greater than 20% of Integral Vision’s outstanding stock.

At December 31, 2001, the 249,230 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $137,000 ($160,000 at February 12, 2002). Maxco’s investment in Provant is reflected in Maxco’s financial statements under the cost method as an available-for-sale security as the Company owns less than 20% of Provant’s outstanding stock. On

December 11, 2001 the Company reached an agreement with Provant, Inc. in which Maxco will receive on April 15, 2002 $1.1 million in cash and, at Provant’s discretion, an additional $1.6 million in cash or Provant stock.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 Compared to 2000
Net sales decreased to $29.0 million compared to $33.5 million in last year’s third quarter. Third quarter results reflect an operating loss of $1.1 million compared to a loss of $786,000 for the comparable period in 2000. Net loss was $1.7 million or $.57 per share assuming dilution compared to a loss of $1.7 million or $.58 per share assuming dilution in the prior year period.

Sales and operating earnings for the three months ended December 31, 2001 and 2000 by each of the company’s segments were as follows:

	Three Months Ended		Three Months Ended
	December 31, 2001		December 31, 2000

		Operating		Operating
		Earnings		Earnings
	Net Sales	(Loss)	Net Sales	(Loss)

		(in thousands)
Construction supplies	$17,820	$(607)	$19,900	$(468)
Heat treating	8,101	348	9,655	610
Packaging products	3,046	(162)	3,876	(109)

The decrease in net sales at Ersco was a result of a slower economy, greater competitive market conditions, and a lower level of commercial construction compared to the third quarter of the prior year. The decrease in net sales at Atmosphere Annealing was due to a slowdown in production experienced by its automotive customers. Lower net sales at its packaging products unit (Pak Sak) were primarily due to the general economic slowdown and additional competitive pressures.

Consolidated gross profit (net sales less cost of sales and operating expenses) decreased to $6.5 million from $7.7 million. Consolidated gross margin (gross profit as a percentage of net sales) decreased to 22% from 23%. The decrease in gross profit was primarily the result of the reduced sales from inventory at Ersco. The increased proportion of sales at Ersco on a direct shipment basis, which generally have a lower margin compared to sales from inventory, contributed to the reduction in the overall gross margin. Although gross margin improved at Atmosphere Annealing and Pak Sak, gross profit decreased due to lower sales volume. The operating expense portion as used in arriving at gross profit was reduced by $1.9 million as a result of reduced sales and facility expenses.

Selling, general, and administrative expenses (SG&A) decreased to $6.0 million from $6.9 million. The decrease primarily resulted at Ersco due to reduced selling expenses and reduced costs as a result of an expense reduction program. Atmosphere Annealing and Pak Sak have also lowered their SG&A through cost cutting measures.

Depreciation and amortization expense for the three months ended December 31, 2001 was comparable to the prior year.

As a result of the above, operating loss increased to approximately $1.1 million from $786,000 in last year’s comparable period.

Investment and interest income decreased for the three month period ended December 31, 2001. During the quarter, the Company recorded investment income of $2.0 million representing additional consideration to be received from Provant from the sale of the Company’s investment in Strategic Interactive, Inc. (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998). Additionally, in accordance with FAS 115, the Company recorded a charge of $3.1 million in the current quarter to recognize a decline in the value of its investment in Provant, Inc. that has been deemed other than temporary. This decline in value had been previously considered temporary and was reported as a component of other comprehensive loss. The Company also recognized a gain of approximately $422,000 on the sale of its investment in Mid-State Industrial Services. Interest expense decreased from the prior year quarter due to reduced borrowings and a reduction in the average interest rate associated with these borrowings.

Equity in earnings of affiliates net of tax increased approximately $431,000 from a loss of $453,000 to a loss of $22,000. This was primarily the result of the Company’s investment in Integral Vision, Inc. At March 31, 2001, the Company adjusted the carrying value of its investment in Integral Vision, Inc. to its estimated fair value as the Company determined that the investment was impaired. Since management’s estimate of the fair value of this investment at December 31, 2001 has not changed, the Company did not recognize any gain or loss on the investment. Maxco’s share of Integral Vision’s net loss for the three months ended December 31, 2000 was $366,000, net of tax.

Nine Months Ended December 31, 2001 Compared to 2000
Net sales decreased to $115.0 million compared to $131.1 million in last year’s comparable nine-month period. Results for this period include operating earnings of $657,000 compared to $3.1 million for the comparable period in 2000. Net loss was $1.5 million or $.59 per share assuming dilution compared to last year’s net loss of $654,000 or $.31 per share assuming dilution.

Sales and operating earnings for the nine months ended December 31, 2001 and 2000 by each of the company’s segments were as follows:

	Nine Months Ended		Nine Months Ended
	December 31, 2001		December 31, 2000

		Operating		Operating
		Earnings		Earnings
	Net Sales	(Loss)	Net Sales	(Loss)

		(in thousands)
Construction supplies	$79,026	$723	$88,564	$3,044
Heat treating	25,900	1,872	30,092	2,639
Packaging products	9,848	(154)	12,158	(194)

The decrease in net sales at Ersco was a result of a slower economy, greater competitive market conditions, and a lower level of commercial construction compared to the prior year. The decrease in net sales at Atmosphere Annealing was due to a slowdown in production experienced by its automotive customers. Lower net sales at Pak Sak were primarily due to the general economic slowdown and additional competitive pressures.

Consolidated gross profit (net sales less cost of sales and operating expenses) decreased to $24.3 million from $29.3 million. Consolidated gross margin (gross profit as a percentage of net sales) decreased to 21% from 22%. The decrease in gross profit was primarily the result of the reduced sales from inventory at Ersco. The increased proportion of sales at Ersco on a direct shipment basis, which generally have a lower margin compared to sales from inventory, contributed to the reduction in the overall gross margin. Although gross margin improved at Atmosphere Annealing and Pak Sak, gross profit decreased due to lower sales volume. The operating expense portion as used in arriving at gross profit was reduced by $5.5 million as a result of reduced sales and facility expenses.

Selling, general, and administrative expenses decreased to $18.7 million from $21.6 million. The decrease primarily resulted at Ersco due to reduced selling expenses and reduced costs as a result of an expense reduction program. Atmosphere Annealing and Pak Sak have also lowered their SG&A through cost cutting measures.

Depreciation and amortization expense for the nine months ended December 31, 2001 increased as a result of the additional depreciation resulting from the purchases of property and equipment by Atmosphere Annealing and Ersco since December of last year.

As a result of the above, operating earnings decreased to approximately $657,000 from $3.1 million in last year’s comparable period.

Investment and interest income decreased for the nine month period ended December 31, 2001. During the period, the Company recorded investment income of $2.0 million representing its remaining share of the additional consideration to be paid to former shareholders of Strategic Interactive, Inc. (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998). Additionally, in accordance with FAS 115, the Company recorded a charge of $3.1 million in the current period to recognize a decline in the value of its investment in Provant, Inc. that has been deemed other than temporary. This decline in value had been previously considered temporary and was reported as a component of other comprehensive loss. The Company also recognized a gain of approximately $422,000 on the sale of its investment in Mid-State Industrial Services. Interest expense decreased from the prior year due to reduced borrowings and a reduction in the average interest rate associated with these borrowings.

Equity in earnings of affiliates increased approximately $1.1 million from a loss of $1.1 million to a loss of $8,000. This was primarily the result of the Company’s investment in Integral Vision, Inc. At March 31, 2001, the Company adjusted the carrying value of its investment in Integral Vision, Inc. to its estimated fair value as the Company determined that the investment was impaired. Since management’s estimate of the fair value of this investment at December 31, 2001 has not changed, the Company did not recognize any gain or loss on the investment. Maxco’s share of Integral Vision’s net loss for the nine months ended December 31, 2000 was $937,000 net of tax.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. Some of the Company’s interest expense is fixed through long-term borrowings to mitigate the impact of such potential exposure. Additionally, the Company entered into an interest rate swap agreement based on a notional amount of $5.0 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate short and long term borrowings of $33.4 million at December 31, 2001. A 1% increase from the prevailing interest rates at December 31, 2001 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by $297,000 based on principal balances at December 31, 2001.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

The Company is currently in default on certain covenants as required by its $5 million line of credit with a lender.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6(a)	Exhibits

3	Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.3	Resolution authorizing the redemption of Series Two Preferred Stock and establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the registrant's annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.9	Asset purchase agreement - Wright Plastic Products, Inc. is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.

10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated December 31, 1996 is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 8-K dated January 17, 1997.

10.12	Asset purchase agreement - Axson North America, Inc. is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

10.13	Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.14	Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998 is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999, is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.20	Fifth amendment to amended and restated loan agreement between Comerica bank and Maxco, Inc. dated September 1, 1999 is hereby incorporated by reference from Form 10-Q dated November 12, 1999.

10.21	Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000 is hereby incorporated by reference from Form 10-K dated July 14, 2000.

10.22	Seventh amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated January 11, 2001 is hereby incorporated by reference from Form 10-Q dated February 14, 2001.

10.23	Eighth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated March 19, 2001 is hereby incorporated by reference from Form 10-K dated July 13, 2001.

10.24*	Ninth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated October 1, 2001.

Item 6(b)	Reports on Form 8-K None

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXCO, INC.

Date:	February 19, 2002	/S/ VINCENT SHUNSKY Vincent Shunsky, Vice President-Finance and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.24	Ninth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated October 1, 2001.