Form 10-K
period 2002-03-31
MAXCO INC
filed 2002-07-16
CIK 78966

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Yes   ✓      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ✓ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 2002: $11,528,100.

At May 31, 2002, there were 3,101,195 outstanding shares of Registrant’s common stock.

Documents Incorporated By Reference

Portions of the annual proxy statement for the year ended March 31, 2002 are incorporated by reference into Part III.

Item
1 Business
2 Properties
3 Legal Proceedings
4 Submission of Matters to a Vote of Security Holders
5 Market for Registrant's Common Equity and Related Shareholder Matters
6 Selected Financial Data
7 Management's Discussion and Analysis of Financial Condition and Results of Operations
7A Quantitative and Qualitative Disclosures About Market Risk
8 Financial Statements and Supplemental Data
9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
10 Directors and Executive Officers of the Registrant
11 Executive Compensation
12 Security Ownership of Certain Beneficial Owners and Management
13 Certain Relationships and Related Transactions
14 Exhibits, Financial Statement Schedules, and Reports On Form 8-K
Signatures
List of Financial Statements and Financial Statement Schedules
EX-10.25 Amendment to Amended/Restated Loan Agrmt.
EX-21 Subsidiaries of the Registrant
EX-23 Consent of Ernst & Young LLP
EX-23.1 Consent of Moore Stephens Doeren Mayhew

MAXCO, INC.
ANNUAL REPORT ON FORM 10-K

ITEM		PAGE

1	Business	3
2	Properties	7
3	Legal Proceedings	7
4	Submission of Matters to a Vote of Security Holders	7
5	Market for Registrant’s Common Equity and Related Shareholder Matters	8
6	Selected Financial Data	9
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
7A	Quantitative and Qualitative Disclosures About Market Risk	17
8	Financial Statements and Supplemental Data	17
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17
10	Directors and Executive Officers of the Registrant	17
11	Executive Compensation	17
12	Security Ownership of Certain Beneficial Owners and Management	17
13	Certain Relationships and Related Transactions	17
14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	18
	Signatures	20
	List of Financial Statements and Financial Statement Schedules	22

PART I

ITEM 1 — BUSINESS
Maxco, Inc. (“the Company”) is a Michigan corporation incorporated in 1946. Maxco currently operates in three business segments: construction supplies, heat-treating, and packaging products. Maxco’s businesses include Ersco Corporation, a distributor of construction supplies; Atmosphere Annealing Inc., a production metal heat-treating service company; and Pak-Sak Industries Inc., which makes polyethylene packaging. Maxco also has investments in real estate and investments representing less than majority interests in the following: a registered investor advisory firm; a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the internet; a company offering a business-to-business vertical web portal designed to bring solution-seekers together with solution-providers; a limited partnership that has equity investments in companies focused on the information technology, telecommunications, and medical technology markets; two technology-related businesses; and one energy-related business. Subsequent to March 31, 2002, L/M II, of which Maxco owns 31%, entered into an agreement to sell its investments in real estate.

During the year ended March 31, 2002, the Company sold its equity interest in Mid-State Industrial Services, Inc. to Maxco President Max A. Coon. Ersco entered into a sale-leaseback agreement involving some of its concrete forming products with a limited liability company in which Mr. Coon is a member. Maxco also recorded additional consideration to be received as one of the former shareholders of Strategic Interactive (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998). Additionally, Maxco recorded a charge to income to recognize a decline in the value of its investment in Provant common stock that has been deemed other than temporary.

During the year ended March 31, 2001, Maxco invested in its operating companies through the purchase of additional property and equipment. In April 2000, the Company invested in Vertical VC, a limited partnership that has equity investments in companies focused on the information technology, and medical technology markets. As discussed below, the Company completed the sale of its investment in Axson in August 2000. The Company also recorded its share of the minimum additional consideration to be received as one of the former shareholders of Strategic Interactive.

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

CONSTRUCTION SUPPLIES
Ersco Corporation

Ersco Corporation distributes concrete construction products and accessories, fabricates reinforcing steel and rents concrete forms used in road and commercial building construction. Their products include reinforcing steel rod and mesh, expansion fiber and concrete curing compounds, as well as custom fabrication of steel (rod and mesh) and fiber products used in concrete paving and construction. Ersco also rents concrete forming and shoring systems used in the construction of concrete structures. The geographic market is the Midwest, primarily in Michigan, Illinois, Indiana, Kansas, Missouri, Ohio, and Wisconsin. Warehouses are located in Detroit, Grand Rapids, Saginaw and Traverse City, Michigan; South Bend, Indiana; Columbus, Ohio; Milwaukee, Wisconsin; and St. Louis, Missouri. A sales office is located in metropolitan Chicago, which specializes in product sales to highway contractors on a direct shipment basis from the manufacturers. Competition is intense and larger project orders are secured on a competitive bid basis. During the years ended March 31, 2002, 2001, and 2000, net sales of the construction supplies group were approximately 65%, 65% and 64%, respectively, of consolidated net sales.

This segment is not dependent on any patents, trademarks, licenses, franchises, or concessions and is not dependent upon a single or a few customers, the loss of which would have a significant adverse effect on the segment.

Units of this segment may carry significant amounts of inventory to meet delivery requirements of customers. Inventories of this segment were equivalent to 46 days sales on hand and represented 71% of Maxco’s total inventories at March 31, 2002. Credit policies have been established that provide for extension of credit and collection of amounts due. The Company’s general policy requires payment within 30 days of invoice date. Adherence to these policies results in accounts receivable levels that generally change with volume levels. However, the collection periods may be extended by prior agreement to accommodate customer cash flows. Where applicable, accounts receivable are secured by perfected lien rights and payment bonds.

The volume of the construction supplies unit in the third and fourth quarters is generally lower due to reduced construction activity during the winter months in the segment’s market area. Historically, the activities of this segment have generally followed the economic cycles within the respective business unit’s market area.

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

Since Atmosphere is a service business, inventory levels for this segment are traditionally small and consist mainly of steel inventory, various lubricants and other materials used in the heat treating, phosphate coating or bar shearing and sawing process. Inventories of this segment represent 8% of Maxco’s total inventories at March 31, 2002. In addition to pickup and delivery of consigned inventory by its customers, Atmosphere maintains its own trucks, which are in operation 24 hours a day throughout the Midwest to insure prompt pickup and delivery.

The heat-treating industry is competitive with over 250 heat treaters in Michigan, Ohio, and Indiana. Atmosphere specializes in high volume, low priced, ferrous heat-treating using large furnaces. In its market niche of this type of heat-treating, Atmosphere competes with only a limited number of competitors. Much of the commercial heat treating industry is comprised of smaller companies that specialize in higher priced batch heat-treating such as carburizing, nitriding, tool and die, brazing, salt bath or induction hardening.

This unit’s response time to its customer just-in-time requirements does not result in significant backlog for this segment. Growth is possible by this unit in the future due to its customers’ outsourcing of high volume heat-treating services. These services are usually outsourced by Atmosphere’s customers because of extensive storage requirements, costs, and other issues.

Sales for this unit are fairly consistent throughout the year with the exception of lower volume during model changeovers for its automotive customers in July, and during the winter holiday season. Sales to a single or a few customers are significant to this segment. This segment accounted for approximately 25%, 25%, and 26% of consolidated net sales for the years ended March 31, 2002, 2001, and 2000, respectively.

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

Inventory levels of this segment tend to be in proportion to the level of sales activity. Total inventories of this segment were equivalent to 61 days sales on hand and represented 21% of Maxco’s total inventories at March 31, 2002. Credit policies are enforced to help insure that increases in accounts receivable are primarily related to volume increases.

This unit’s response time to its customers’ just-in-time inventory requirements, which may change on a daily basis, does not result in significant backlog for this segment.

Sales of packaging products to a single customer were not significant for the years ended March 31, 2002, 2001, and 2000. The segment is not dependent on any patents, trademarks, licenses, franchises, or concessions. This segment accounted for approximately 10% of consolidated net sales for the years ended March 31, 2002, 2001, and 2000.

For additional information regarding the Company’s industry segments, see Note 10 to “Notes to Consolidated Financial Statements.”

INVESTMENT IN REAL ESTATE
 Maxco has an ownership interest ranging from 25-50% in primarily two LLC’s which have been involved in the development and ownership of real estate in central Michigan. Effective January 1, 2000, a Master LLC (L/M Associates II) was formed consisting of the majority of the stabilized buildings in which Maxco had an ownership interest. At March 31, 2002 Maxco’s ownership interest in the Master LLC was approximately 31%. The other LLC (L/M Associates) includes properties under development that are not fully leased or individual properties not included in the Master LLC.

In early 2002, Maxco, as managing member of L/M Associates, which is the managing member of L/M Associates II, began negotiations to sell its real estate portfolio. Subsequent to March 31, 2002, L/M Associates II entered into an agreement to sell the properties within the Master LLC to an outside investor. The transaction is subject to approval of 75% of the member interests. If approved, the transaction is expected to be completed by September 30, 2002.

Additionally, the Company is currently negotiating to liquidate the remaining portion of Maxco’s real estate investments.

Maxco also has an investment in Nilson Builders, a residential home builder, as well as LandEquities, which was previously engaged in the construction, leasing, and space planning for its clients including the L/M company portfolios. These entities have been discontinued and their assets are currently being liquidated.

OTHER INVESTMENTS
 In addition to its investments in real estate, the Company has other investments in 50% or less owned affiliates.

Maxco’s equity interest is 20% or greater in the following companies and consequently is accounted for using the equity method: approximately a 24% interest in Integral Vision, Inc. (formerly Medar, Inc.), a company that develops, manufactures, and markets microprocessor-based process monitoring and control systems related to optical inspection for use in industrial manufacturing environments; a one-third interest in Blasen Brogan Asset Management Company, a registered investor advisory firm; approximately a 12% direct (36% indirect) interest in Phoenix Financial Group, LTD and its subsidiary Cambridge Group Investments, LTD (dba Bondpage.com), a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the Internet; a 50% equity interest in Foresight Solutions, Inc., a developer of accounting software and e-business solutions for small to medium size businesses; and a 50% interest in Robinson Oil Company, LLC, which is in the business of acquiring and developing oil and gas interests.

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

In November 1999, Maxco began accounting for its investment in Provant, Inc. common stock as securities available for sale as defined by FASB 115. Consequently, the securities are carried at market value with the unrealized gains and losses net of tax, reported as a separate component of stockholders’ equity. In 2002, the Company recognized a previously unrealized loss on its investment in Provant as an other than temporary impairment in its statement of operations of $3.1 million. At March 31, 2002, the unrealized gain on this stock was approximately $5,000 net of tax.

RESEARCH AND DEVELOPMENT
Expenditures on research activities related to development or improvement of products were not significant.

MAJOR CUSTOMERS
 No sales to any single customer exceeded 10% of consolidated sales for 2002, 2001, or 2000.

ENVIRONMENTAL FACTORS
 Compliance by Maxco and its operating subsidiaries with environmental protection laws had no material effect on capital expenditures, earnings, or competitive position.

EMPLOYEES
 At March 31, 2002, Maxco and its wholly owned subsidiaries employed approximately 600 full time employees.

EXPORT SALES AND FOREIGN OPERATIONS
 The Company and its operating subsidiaries had no foreign operations or material export sales during the years ended March 31, 2002, 2001, or 2000.

ITEM 2 — PROPERTIES
 The following table provides information relative to the principal properties owned or leased by the Company and its operating subsidiaries as of March 31, 2002. The Company considers its facilities to be in good operating condition.

			OWNED/
LOCATION	APPROXIMATE SIZE		LEASED	USE

DISTRIBUTION
Ersco Corporation
Okemos, MI	7,300	sq ft	Leased	Administrative offices
Southfield, MI	24,000	sq ft	Leased	Warehouse and distribution
Saginaw, MI	15,000	sq ft	Leased	Warehouse and distribution
Traverse City, MI	7,800	sq ft	Leased	Warehouse and distribution
Wyoming, MI	7,500	sq ft	Leased	Warehouse and distribution
Mishawaka, IN	21,200	sq ft on 1.3 acres	Owned(A)	Warehouse and distribution
Chicago, IL	1,850	sq ft	Leased	Direct highway sales office
Columbus, OH	9,000	sq ft	Leased	Warehouse and distribution
Brookfield, WI	15,000	sq ft on 1.6 acres	Owned(A)	Warehouse and distribution
Brookfield, WI	5,900	sq ft on .75 acres	Owned(A)	Held for sale
Fairview Heights, IL	29,000	sq ft	Leased	Warehouse and distribution
Bridgeton, MO	6,000	sq ft	Leased	Warehouse and distribution
HEAT TREATING
Atmosphere Annealing, Inc.
Lansing, MI	145,000	sq ft	Leased	Plant and administrative offices
Lansing, MI	58,000	sq ft	Leased	Heat treating plant
Canton, OH	160,000	sq ft on 8 acres	Owned(A)	Heat treating plant
N. Vernon, IN	88,000	sq ft on 6 acres	Owned(A)	Heat treating plant
PACKAGING PRODUCTS
Pak-Sak Industries, Inc.
Sparta, MI	78,000	sq ft on 2.5 acres	Owned(A)	Manufacturing and administrative offices
Sparta, MI	12,000	sq ft	Leased	Manufacturing
CORPORATE
Maxco, Inc.
Lansing, MI	7,200	sq ft on 1.9 acres	Owned(A)	Executive offices
Thornapple Township, MI	150	acres	Owned	Held for investment
Lansing, MI	6,000	sq ft on 1.0 acre	Owned(A)(B)	Leased to FinishMaster, Inc.
Eaton Rapids, MI	44,200	sq ft on 5 acres	Owned(A)(B)	Leased to Axson, N.A.
Eaton Rapids, MI	9,300	sq ft on 1.5 acres	Owned	Leased to Axson, N.A.

(A)	Subject to a mortgage
(B)	Properties were sold subsequent to March 31, 2002

Expiration dates of leases relative to the Company’s principal properties range from 2002 to 2016. Leases expiring within 12 months are expected to be renewed at substantially the same terms as the present leases.

ITEM 3 — LEGAL PROCEEDINGS
None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Maxco’s common stock trades on the Nasdaq SmallCap Market under the symbol MAXC. The approximate number of record and beneficial holders of Maxco’s common stock at May 31, 2002 was 1,000.

The range of high and low sales prices for the last two years as reported by NASDAQ were:

YEAR	QUARTER ENDED	HIGH	LOW

2000	March 31	10.75	6.63
	June 30	9.25	6.00
	September 30	9.63	5.06
	December 31	9.13	5.72
2001	March 31	9.50	5.25
	June 30	7.75	5.52
	September 30	7.03	4.66
	December 31	7.00	2.70
2002	March 31	7.37	4.16

No cash dividends on common stock have been paid during any period.

ITEM 6 — SELECTED FINANCIAL DATA

		Year Ended March 31,

	2002	2001	2000	1999	1998

		(in thousands, except per share data)
Net sales	$136,552	$157,315	$156,490	$124,732	$102,544
Loss on investment (1)	(3,103)	—	(860)	—	—
Income (loss) before equity in net income (loss) of affiliates	(3,973)	(1,808)	38	1,183	2,784
Equity in net income (loss) of affiliates, net of tax	(528)	(2,997)	278	(395)	(1,373)

Net income (loss)	(4,501)	(4,805)	316	788	1,411
Net income (loss) per share(2)	$(1.58)	$(1.68)	$(0.03)	$0.12	$0.30
At March 31:
Total assets	$87,038	$97,450	$102,222	$85,430	$76,055
Long-term obligations (net of current obligations)	13,332	24,831	22,390	32,856	27,698
Working capital	(13,838)	(12,242)	(7,687)	9,858	9,232

NOTES

(1)	Represents a $3.1 million charge for the year ended March 31, 2002 for an impairment of the Company’s investment in Provant, Inc. to estimated fair value and an $860,000 charge for the year ended March 31, 2000 for an adjustment of the Company’s Axson investment to estimated fair value.

(2)	Net income (loss) per share amounts assume dilution for all years presented.

No cash dividends on common stock have been paid during any period.

The above selected financial data should be read in conjunction with the consolidated financial statements, which appear in Part II, Item 8 of this report.

ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES
 The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting method or its application is generally accepted, management selects the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires the Company’s management to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions pertaining to the accounting policies described below.

Principles of Consolidation and Transactions With Affiliates
 The consolidated financial statements include the accounts of Maxco, Inc. and its majority owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Investments in greater than 20% owned investments are accounted for under the equity method. Investments in less than 20% owned affiliates are accounted for under the cost method. Transactions with equity affiliates are in the ordinary course of business and are conducted on an arm’s-length basis. Certain investments in equity affiliates and other activities may be between related parties and are conducted on an arm’s-length basis.

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

On August 17, 2001 Ersco entered into a sale-leaseback agreement involving some of its concrete forming products with a limited liability company in which Mr. Coon is a member. Ersco sold approximately $3.0 million in assets to the LLC that are now being leased back to the Ersco for a period of 60 months.

The Company’s policy has been to advance funds to its equity holdings as operating cash is required. As of March 31, 2002, the Company has advances to its affiliates totaling $5.3 million, net of a reserve of $1.0 million.

In addition, the Company’s policy has allowed the guarantee of various debt obligations of certain real estate and other investments in an aggregate amount of approximately $40.0 million as of May 31, 2002. Certain of the debt agreements related to its real estate investments, which Maxco and other guarantors have guaranteed, are in default at March 31, 2002. Forbearance agreements have been issued by two of the respective banks and the applicable entities are currently working with the lenders to rectify the default issues. However, efforts to negotiate a forbearance agreement with one of the lenders, representing $12.5 million in loans guaranteed by Maxco and other guarantors, have currently stalled and the lender has delivered a Demand for Payment and Notice of Intent to Commence Foreclosure. The Company remains hopeful that negotiations with the lender will be successful. The Company believes that the agreement to sell its investment in L/M Associates II will significantly reduce the debt obligations it has guaranteed (see note 8). Except as specifically accrued, the Company does not believe that there is any unusual degree of risk related to these guarantees because of sufficient underlying asset values supporting the respective debt obligations.

At March 31 2001, the Company accrued contingent liabilities totaling approximately $950,000 related to its investments and advances to Foresight Solutions and AMI Energy. These liabilities were paid by the Company in fiscal 2002.

Investments and Marketable Securities
 The Company accounts for certain of its investments under FASB 115 as securities available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income or loss. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. The fair value of marketable securities is based on quoted market value.

The Company reviews its investments to determine if the value shows a decline that has been deemed other than temporary. Accordingly, Maxco’s investment in Provant was reduced by $3.1 million in fiscal 2002. Additionally, in accordance with APB 18, the Company recorded a charge of $899,000, net of tax, in 2001 to recognize a decline in the value of its investment in Integral Vision that had been deemed other than temporary. The charge is included in equity in net income (loss) of affiliates for the year ended March 31, 2001. Maxco had a 7% interest in Axson, S.A. of France. The majority shareholders of Axson began negotiations with Axson management in the fourth quarter of fiscal 2000 for a management buyout of the existing shareholders interests. Consequently, Maxco classified its investment in Axson as available for sale at March 31, 2000 and adjusted its carrying amount to its estimated fair value, which resulted in a $860,000 charge. This transaction was completed in August 2000.

Revenue Recognition
 The Company recognizes revenue from product sales upon transfer of title, which is generally upon shipment. An estimate of reserves is recorded for anticipated returns and credit memos which will be issued on sales recognized to date. Accounts and notes receivable are collateralized or secured by perfected lien rights and payment bonds where applicable. The SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Allowance for Uncollectible Accounts Receivable
 Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of the financial condition of the customer and historical experience.

Inventories
 Inventories are stated at the lower of first-in, first-out cost or market.

Goodwill, Intangible and Other Long-Lived Assets
 Property, plant and equipment, goodwill, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the asset will be useful to the Company.

Goodwill, intangible and other long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. If management believes impairment may exist, an assessment is performed. This assessment consists of comparing the estimated undiscounted future cash flows with the carrying amount of the long-lived assets. If the undiscounted future cash flows are less than the carrying amounts of the long-lived assets, the Company adjusts the carrying amount of the long-lived assets to their estimated fair value. Fair value is determined by anticipated future cash flows discounted at a rate commensurate with the risk involved. Goodwill totaled approximately $3.3 million at March 31, 2002 and represented 4% of total assets.

Effective April 1, 2002, the Company will adopt SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”) which will result in the discontinuance of amortization of goodwill and indefinite-lived intangible assets that were recorded in connection with previous business combinations. Amortization expense for the years ended March 31, 2002, 2001, and 2000 was $586,000, $705,000, and $675,000, respectively. SFAS No. 142 will also require the Company to perform impairment tests of goodwill and indefinite lived intangible assets on an annual basis (or more frequently if impairment indicators exist). During fiscal 2003, the Company will complete the first of the required impairment tests of goodwill and indefinite lived intangible assets under this statement. The Company has not determined the effect on the financial statements for potential impairment of adopting SFAS No. 142.

RESULTS OF OPERATIONS
 The following is a discussion of the major elements relating to Maxco’s financial and operating results for 2002 compared with 2001, and 2001 compared with 2000. The comments that follow should be read in conjunction with Maxco’s Consolidated Financial Statements and related notes, contained in Part II, Item 8 of this report.

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

2002 versus 2001
 Net sales decreased to $136.6 million in 2002 compared to $157.3 million in 2001. Operating loss was $2.4 million in 2002 compared to earnings of $679,000 for the comparable period in 2001. Net loss was $4.5 million, a loss of $4.9 million after preferred dividends, or a loss of $1.58 per share assuming dilution compared to last year’s net loss of $4.8 million, a loss of $5.2 million after preferred dividends, or a loss of $1.68 per share assuming dilution.

Sales and operating earnings for the years ending March 31, 2002 and 2001 by each of the Company’s segments were as follows:

	Year Ended		Year Ended
	March 31, 2002		March 31, 2001

		Operating		Operating
		Earnings		Earnings
	Net Sales	(loss)	Net Sales	(loss)

		(in thousands)
Construction supplies	$88,823	$(2,161)	$102,501	$510
Heat treating	34,364	2,482	39,229	3,670
Packaging products	13,033	(219)	15,255	(175)

The $13.7 million decrease in net sales at the construction supplies segment was primarily the result of a slower economy, greater competitive market conditions, and a lower level of commercial construction compared to the prior year. The decrease in net sales at the heat treating segment was due to a slowdown in production experienced by its automotive customers. Lower sales at the packaging products segment were a result of the general economic slowdown and additional competitive pressures.

Consolidated gross profit (net sales less cost of sales and operating expenses) decreased $6.5 million to $29.2 million from $35.7 million. Consolidated gross margin (gross profit as a percentage of net sales) decreased to 21.4% from 22.7%. Gross profit at the Company’s construction supplies segment was affected by lower sales compared to last year, particularly forming sales and sales from inventory. This segment also experienced a lower gross profit due to its sales mix. The increased proportion of sales on a direct shipment basis, which typically have a lower margin than forming sales and sales from inventory, contributed to the reduction in gross profit at this segment. Although gross margin improved for the Company’s heat treating and packaging products segments, gross profit decreased primarily due to the lower sales volume. The operating expense portion as used in arriving at gross profit was reduced by $5.5 million as a result of reduced facility and sales expenses.

Selling, general, and administrative (“SG&A”) expenses decreased $3.8 million or 13.2% to $25.1 million from $28.9 million. This decrease primarily resulted at the Company’s construction supplies segment due to a reduction in selling and administrative expenses and other reduced costs as a result of an expense reduction program. SG&A expenses for the Company’s heat-treating and packaging products segments decreased as a result of their efforts to reduce costs.

Depreciation and amortization expense increased $423,000 to $6.5 million from $6.1 million primarily due to additions of property and equipment at the Company’s construction supplies and heat treating segments.

As a result of the facts discussed above, operating profit decreased $3.1 million to a loss of $2.4 million from profit of $679,000.

Investment and interest income increased in fiscal 2002 primarily due to income of $2.0 million representing Maxco’s remaining share of the additional consideration to be received as one of the former shareholders of Strategic Interactive, Inc. (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998). The payment will be made to the Company in cash, common stock, or a combination of both, at Provant’s option, in July 2002. The Company also recognized a gain of approximately $422,000 on the sale of its investment in Mid-State Industrial Services, Inc. Interest expense decreased in 2002 from the prior year primarily due to reduced borrowings and a reduction in the average interest rate associated with these borrowings. In accordance with FAS 115, the Company recorded a charge of $3.1 million to recognize a previously unrealized decline in the value of its investment in Provant, Inc. common stock that has been deemed other than temporary.

Equity in net income (loss) of affiliates consists of Maxco’s share of the operating results of 50% or less owned entities accounted for under the equity method. On a consolidated basis, equity in net loss of affiliates, net of tax, was $528,000 for the year ended March 31, 2002, compared to a loss of $3.0 million for the prior year comparable period. This was primarily the result of the Company’s investment in Integral Vision, Inc. At March 31, 2001, the Company adjusted the carrying value of its investment in Integral Vision, Inc. to its estimated fair value, a charge of $899,000 net of tax, as the Company determined that the investment was impaired. Additionally, for Maxco’s fiscal year ended March 31, 2001, its proportionate share of Integral Vision’s net loss, net of tax, totaled $1.3 million. In 2002, Maxco recorded its share of equity losses from Integral Vision, Inc. ($182,000 net of tax) which reduced the recorded amount below its fair value established at March 31, 2001.

The Company’s effective tax rate varied from the statutory rate of 34% due to certain expenses, which are not deductible for tax purposes.

2001 versus 2000
 Net sales increased to $157.3 million in 2001 compared to $156.5 million in 2000. Operating earnings were $679,000 in 2001 compared to $4.0 million for the comparable period in 2000. Net loss was $4.8 million, a loss of $5.2 million after preferred dividends, or a loss of $1.68 per share assuming dilution in 2001 compared to net income of $316,000, a loss of $92,000 after preferred dividends, or a loss of $.03 per share assuming dilution in 2000.

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

Interest expense increased in 2001 from the prior year primarily due to additional borrowings, the proceeds of which were used for additional purchases of property and equipment. Additionally, an increase in the interest rate the Company is charged on its variable rate borrowings also contributed to the increase in net interest expense. Investment and interest income increased in fiscal 2001 primarily due to the fact that the Company recorded income of $675,000 representing its share of the minimum additional consideration to be received as one of the former shareholders of Strategic Interactive, Inc. (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998).

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

LIQUIDITY AND SOURCES OF CAPITAL
 Operating activities for 2002 generated $3.9 million in cash. Earnings, after non-cash adjustments, generated $3.5 million of that amount. Changes in net working capital generated approximately $375,000.

Overall, the Company’s working capital (defined as current assets less current liabilities) decreased from a $12.2 million deficit at March 31, 2001 to a $13.8 million deficit at March 31, 2002. This decrease was primarily attributable to the reclassification of certain of the Company’s borrowings as short term due to being in default of financial covenants required by certain of its borrowings at March 31, 2002. The Company had $22.6 million of its debt classified as short term. A forbearance agreement has been reached with one of the lenders. There are ongoing negotiations with the banks to amend their agreements and obtain any necessary waivers of default.

The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will be dependent upon its future operating performance and the successful renegotiation of its credit facilities. These dependencies will be subject to financial, business and other factors, certain of which are beyond the Company’s control, such as prevailing economic conditions. There can be no assurance that, in the event the Company were to require additional financing, such additional financing would be available on satisfactory terms. The Company believes that funds generated by its operations and funds available under other credit facilities will be sufficient to finance short term capital needs, as well as to fund existing operations for the foreseeable future. However, in the event that the Company is unable to successfully renegotiate its credit facilities, the Company has long term equity investments that could be liquidated within a year to meet its short term and long term debt service requirements and fund operating cash flows.

The Company used approximately $200,000 in investing activities. Specifically, during the year, the Company received $1.3 million in cash from the sale of its investment in Mid-State Industrial Services, Inc. The Company used approximately $1.7 million to acquire property and equipment for its construction supplies, heat treating, and packaging supplies segments.

Net cash used in financing activities during the year amounted to $4.2 million. Ersco entered into a sale-leaseback transaction involving some of its concrete forming products that generated $3.0 million. Repayments of long-term and short-term obligations were $6.9 million. At March 31, 2002 the Company had two lines of credit, an $18 million facility and a $5 million facility. These facilities are secured by Company assets. The amount that can be borrowed under these facilities is dependent on certain accounts receivable and inventory levels at the Company’s construction supplies, packaging products, and heat treating companies. At March 31, 2002, based on these specific collateral levels, the Company could borrow up to $13.5 million under its lines of credit of which approximately $750,000 was available. At March 31, 2002, the Company had $475,000 in letters of credit issued against its $18 million credit facility. There is a corresponding decrease in borrowings available under the credit facility as a result of the issuance of these letters of credit.

The aggregate principal maturities of long-term debt are approximately $2,990,000 in 2003, $3,439,000 in 2004, $3,873,000 in 2005, $1,941,000 in 2006, $1,932,000 in 2007, and $2,147,000 thereafter.

Maxco and certain operating subsidiaries occupy facilities and use equipment under operating lease agreements requiring annual rental payments approximating $2,436,000 in 2003, $2,090,000 in 2004, $1,120,000 in 2005, $806,000 in 2006, $281,000 in 2007, and $53,000 in 2008 for a total commitment aggregating $6,786,000. Included in those amounts are payments to a related party approximating $676,000 in 2003, 2004, 2005, and 2006, and $225,000 in 2007 for a total commitment of $2,929,000.

At March 31, 2002, the 2,240,605 shares of Integral Vision (formerly Medar) common stock that Maxco owns had an aggregate market value of approximately $1.3 million ($700,000 at July 9, 2002). Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented as the Company owns greater than 20% of Integral Vision’s outstanding stock.

At March 31, 2002, the 249,230 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $145,000 ($47,000 at July 9, 2002). Maxco’s investment in Provant is reflected in Maxco’s financial statements as an available-for-sale security.

Maxco believes that its current financial resources, availability under its lines of credit, and cash generated from operations will be adequate to meet its cash requirements for the next year.

Additionally, the Company believes the value that has been created in its portfolio of investments could provide additional cash resources for the Company if needed.

SEASONAL AND QUARTERLY FLUCTUATIONS
 The following table sets forth consolidated operating data for each of the eight quarters ended March 31, 2002. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management’s opinion, includes all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Fiscal 2002				Fiscal 2001

	6/30/01	9/30/01	12/31/01	3/31/02	6/30/00	9/30/00	12/31/00	3/31/01

	(in thousands, except per share data)
Net Sales	$44,573	$41,400	$29,048	$21,531	$48,454	$49,094	$33,515	$26,252
Gross profit	9,132	8,607	6,521	4,980	10,540	11,086	7,684	6,400
Gains (1)			2,447			675
Loss on investment (2)			(3,103)
Equity in net income (loss) of affiliates, net of tax	87	(73)	(22)	(520)	(325)	(297)	(453)	(1,922)
Net income (loss)	404	(281)	(1,651)	(2,973)	202	853	(1,709)	(4,151)
Net income (loss) per common share	$0.10	$(0.12)	$(0.57)	$(0.99)	$0.03	$0.24	$(0.58)	$(1.37)

(1)  Represents additional considerations of $675,000 in the quarter ended September 30, 2000 and $2.0 million in the quarter ended December 31, 2001 to be received as one of the former shareholders of Strategic Interactive, Inc. (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998). Also includes a gain of $422,000 on the sale of the Company’s investment in Mid-State Industrial Services, Inc. in the quarter ended December 31, 2001.

(2)  Represents a $3.1 million charge in the quarter ended December 31, 2001 to recognize a decline in the value of the Company’s investment in Provant common stock that has been deemed other than temporary.

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

NEW FINANCIAL ACCOUNTING PRONOUNCEMENT
 On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

Effective April 1, 2002, the Company will adopt SFAS No. 142 which will result in the discontinuance of amortization of goodwill and indefinite-lived intangible assets that were recorded in connection with previous business combinations. Amortization expense for the years ended March 31, 2002, 2001, and 2000 was $586,000, $705,000, and $675,000, respectively. SFAS No. 142 will also require the Company to perform impairment tests of goodwill and indefinite lived intangible assets on an annual basis (or more frequently if impairment indicators exist). During fiscal 2003, the Company will complete the first of the required impairment tests of goodwill and indefinite lived intangible assets under this statement. The Company has not determined the effect on the financial statements of potential impairment of adopting SFAS No. 142.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. Some of the Company’s interest expense is fixed through long-term borrowings to mitigate the impact of such potential exposure. Additionally, the Company entered into an interest rate swap agreement based on a notional amount of $5.0 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate long-term and short-term borrowings of $34.9 million at March 31, 2002. A 1% increase from the prevailing interest rates at March 31, 2002 on the unhedged variable rate portion of the Company’s long-term and short-term borrowings would increase interest expense by $313,000 based on principal balances at March 31, 2002.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The response to this item is submitted in a separate section of this report.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
None

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 10 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of March 31, 2002.

ITEM 11 — EXECUTIVE COMPENSATION
Item 11 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of March 31, 2002.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 12 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of March 31, 2002.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 13 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of March 31, 2002.

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)—The response to this portion of Item 14 is submitted as a separate section of this report. (3) Listing of Exhibits

Exhibit Number

3	Restated Articles of Incorporation are hereby incorporated by reference from Form 10-Q dated February 13, 1998.
3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855)
4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855)
4.3	Resolution authorizing the redemption of Series Two Preferred Stock, establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.
4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.
4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.
10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the annual report on Form 10-K for the fiscal year ended March 31, 1988.
10.9	Asset Purchase Agreement — Wright Plastic Products, Inc. is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.
10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996, is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.
10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from registrants Form 8-K dated January 17, 1997.
10.12	Asset Purchase Agreement — Axson North America Inc. is hereby incorporated by reference from registrants Form 10-Q dated February 14, 1997.
10.13	Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from registrants Form 10-Q dated February 13, 1998.
10.14	Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from registrants Form 10-Q dated February 13, 1998.
10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.
10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998, is hereby incorporated by reference from Form 10-K dated June 24, 1998.
10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.
10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.
10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999 is hereby incorporated by reference from Form 10-K dated June 23, 1999.
10.20	Fifth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 1, 1999 is hereby incorporated by reference from Form 10-Q dated November 12, 1999.

10.21	Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000 is hereby incorporated by reference from Form 10-K dated July 14, 2000.
10.22	Seventh amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated January 11, 2000 is hereby incorporated by reference from Form 10-Q dated February 14, 2001.
10.23	Eighth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated March 19, 2001 is hereby incorporated by reference from Form 10-K dated July 13, 2001.
10.24	Ninth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated October 1, 2001 is hereby incorporated by reference from Form 10-Q dated February 19, 2002.
10.25	Tenth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated February 19, 2002.
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors—Ernst & Young LLP (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 — File No. 333-67539).
23.1	Consent of Independent Auditors—Moore Stephens Doeren Mayhew (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 — File No. 333-67539)

(b)	Reports on Form 8-K: None
(c)	Exhibits

- Tenth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated February 19, 2002.
- Subsidiaries of the Registrant
- Consent of Independent Auditors-Ernst & Young LLP
- Consent of Independent Auditors-Moore Stephens Doeren Mayhew
(d)	Financial Statement Schedules The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	July 16, 2002	MAXCO, INC.

By /S/ VINCENT SHUNSKY Vincent Shunsky, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ MAX A. COON Max A. Coon	July 16, 2002 Date	President (Principal Executive Officer) and Director

/S/ VINCENT SHUNSKY Vincent Shunsky	July 16, 2002 Date	Vice President of Finance and Treasurer (Principal Financial and Accounting Officer) and Director

/S/ ERIC L. CROSS Eric L. Cross	July 16, 2002 Date	Director

/S/ CHARLES J. DRAKE Charles J. Drake	July 16, 2002 Date	Director

/S/ JOEL I. FERGUSON Joel I. Ferguson	July 16, 2002 Date	Director

/S/ RICHARD G. JOHNS Richard G. Johns	July 16, 2002 Date	Director

/S/ DAVID R. LAYTON David R. Layton	July 16, 2002 Date	Director

/S/ MICHAEL W. WISTI Michael W. Wisti	July 16, 2002 Date	Director

ANNUAL REPORT ON FORM 10-K

ITEM 14(a)(1) AND (2), (c), AND (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED MARCH 31, 2002

MAXCO, INC.

LANSING, MICHIGAN

FORM 10-K—ITEM 14(a)(1) AND (2)

MAXCO, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Maxco, Inc. and subsidiaries are included in Item 8:

The following consolidated financial statement schedule of Maxco, Inc. and subsidiaries is included in Item 14(d):

Schedule II—Valuation and qualifying accounts and reserves	38

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Financial statements of the Registrant’s significant unconsolidated affiliate (Integral Vision, Inc.) are hereby incorporated by reference from the Integral Vision, Inc. Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission (SEC File Number 0-12728).

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Maxco, Inc.

We have audited the accompanying consolidated balance sheets of Maxco, Inc. and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Integral Vision, Inc. (formerly Medar, Inc.), (a corporation in which the Company has approximately a 24% interest) as of December 31, 2001 and 2000 and for the years then ended, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Integral Vision, Inc., it is based solely on their report. In the consolidated financial statements, the Company’s investment in Integral Vision, Inc. is stated at $845,000 at March 31, 2002, and the Company’s equity in the net loss of Integral Vision, Inc. is stated at $275,000 for the year then ended.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxco, Inc. and subsidiaries at March 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

Detroit, MI
June 7, 2002
Except for Note 3 as to which the date is July 16, 2002

CONSOLIDATED BALANCE SHEETS
MAXCO, INC. AND SUBSIDIARIES

	March 31,

	2002	2001

ASSETS	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$442	$968
Accounts receivable, less allowance of $424,000 in 2002 and $570,000 in 2001	18,592	19,998
Note receivable—short-term	2,700	—
Advances to affiliate	3,008	3,008
Inventories—Note 1	4,580	6,493
Prepaid expenses and other	844	795
Income taxes receivable and deferred taxes—Note 7	4,506	1,343

TOTAL CURRENT ASSETS	34,672	32,605
MARKETABLE SECURITIES — LONG-TERM—Note 1	145	1,511
PROPERTY AND EQUIPMENT
Land	732	732
Buildings	12,095	12,144
Machinery, equipment, and fixtures	51,937	53,728

	64,764	66,604
Allowances for depreciation	(25,235)	(19,945)

	39,529	46,659
OTHER ASSETS
Investments—Note 8	6,018	8,224
Notes and contracts receivable and other, less allowance of $335,000 in	1,036	2,660
2002 and 2001
Note receivable—related party, less allowance of $956,000 in 2002	2,349	1,751
Intangibles—Note 1	3,289	3,753
Deferred income taxes—Note 7	—	287

	12,692	16,675

	$87,038	$97,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable—Note 3	$22,626	$17,088
Accounts payable	18,216	19,632
Employee compensation	2,331	2,741
Taxes, interest, and other liabilities	2,347	1,906
Current maturities of long-term obligations	2,990	3,480

TOTAL CURRENT LIABILITIES	48,510	44,847
LONG-TERM OBLIGATIONS, less current maturities—Note 3	13,332	24,831
DEFERRED INCOME TAXES—Note 7	1,983	—
DEFERRED GAIN	226	—
CONTINGENT LIABILITY—Note 8	—	938
STOCKHOLDERS’ EQUITY—Notes 4 and 5
Preferred stock:
Series Three: 10% cumulative callable, $60 face value; 14,784 shares	678	678
issued and outstanding
Series Four: 10% cumulative callable, $51.50 face value; 46,414 shares	2,390	2,390
issued and outstanding
Series Five: 10% cumulative callable, $120 face value; 6,648 shares	798	798
issued and outstanding
Series Six: 10% cumulative callable, $160 face value; 20,000 shares	—	—
authorized, none issued
Common stock, $1 par value; 10,000,000 shares authorized, 3,101,195	3,101	3,101
shares issued and outstanding
Accumulated other comprehensive loss	(78)	(1,140)
Retained earnings	16,098	21,007

TOTAL STOCKHOLDERS’ EQUITY	22,987	26,834

	$87,038	$97,450

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
MAXCO, INC. AND SUBSIDIARIES

	Year Ended March 31,

	2002	2001	2000

	(in thousands, except per share data)
Net sales	$136,552	$157,315	$156,490
Costs and expenses:
Cost of sales and operating expenses	107,312	121,605	119,749
Selling, general, and administrative	25,121	28,946	27,832
Depreciation and amortization	6,508	6,085	4,907

	138,941	156,636	152,488

OPERATING EARNINGS (LOSS)	(2,389)	679	4,002
Other income (expense):
Investment and interest income	888	713	656
Gain on sale of investments—Note 8	2,447	675	—
Interest expense	(3,776)	(4,705)	(3,624)
Loss on investment—Note 8	(3,103)	—	(860)

	(3,544)	(3,317)	(3,828)

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES AND EQUITY IN NET INCOME (LOSS) OF AFFILIATES	(5,933)	(2,638)	174
Federal income tax expense (benefit)—Note 7	(1,960)	(830)	136

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF AFFILIATES	(3,973)	(1,808)	38
Equity in net income (loss) of affiliates, net of tax—Notes 2, 7, and 8	(528)	(2,997)	278

NET INCOME (LOSS)	(4,501)	(4,805)	316
Less preferred stock dividends	(408)	(408)	(408)

NET LOSS APPLICABLE TO COMMON STOCK	$(4,909)	$(5,213)	$(92)

NET LOSS PER COMMON SHARE—Basic and diluted—Note 11	$(1.58)	$(1.68)	$(0.03)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
MAXCO, INC. AND SUBSIDIARIES

			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained
	Stock	Stock	Income (Loss)	Earnings	Totals

			(in thousands)
Balances at April 1, 1999	$3,871	$3,220	$9	$27,044	$34,144
Net income for the year				316	316
Net unrealized loss on marketable securities, net of taxes of $456,000			(886)		(886)

Total Comprehensive Loss					(570)
Preferred stock dividends				(408)	(408)
Redemption of preferred stock	(5)				(5)
Acquisition and retirement of 118,800 shares		(119)		(732)	(851)

Balances at March 31, 2000	3,866	3,101	(877)	26,220	32,310
Net loss for the year				(4,805)	(4,805)
Net unrealized loss on marketable securities, net of taxes of $135,000			(263)		(263)

Total Comprehensive Loss					(5,068)
Preferred stock dividends				(408)	(408)

Balances at March 31, 2001	3,866	3,101	(1,140)	21,007	26,834
Net loss for the year				(4,501)	(4,501)
Net unrealized loss on marketable securities, net of taxes of $465,000			(901)		(901)
Realized loss on marketable securities, net of taxes of $1,056,000			2,047		2,047
Unrealized loss on swap agreement			(84)		(84)

Total Comprehensive Loss					(3,439)
Preferred stock dividends				(408)	(408)

BALANCES AT MARCH 31, 2002	$3,866	$3,101	$(78)	$16,098	$22,987

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MAXCO, INC. AND SUBSIDIARIES

	Year Ended March 31,

	2002	2001	2000

		(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(4,501)	$(4,805)	$316
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,922	5,380	4,232
Amortization	586	705	675
Equity in net (income) loss of affiliates	528	2,997	(278)
Deferred federal income taxes	293	(669)	855
Gain on sale of investments	(2,447)	(675)	—
Loss on investments	3,103	—	860
Changes in operating assets and liabilities:
Accounts receivable	1,833	2,635	(2,014)
Inventories	1,998	1,507	(436)
Prepaid expenses and other	(1,638)	168	(132)
Accounts payable and other current liabilities	(1,818)	7,560	1,735

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,859	14,803	5,813
INVESTING ACTIVITIES
Purchases of property and equipment	(1,746)	(12,419)	(11,698)
Sale of investment	750	1,143	—
Payments received on notes receivable	591	—	750
Net proceeds from (investment in) marketable securities	—	2,530	(31)
Investment in affiliates	—	(272)	(3,867)
Purchase of businesses	—	—	(4,587)
Other	190	523	274

NET CASH USED IN INVESTING ACTIVITIES	(215)	(8,495)	(19,159)
FINANCING ACTIVITIES
Net proceeds from (repayments on) lines of credit	(500)	(12,941)	9,242
Repayments on other debt obligations	(6,364)	(4,181)	(2,584)
Sale of assets	3,000	—	—
Dividends paid on preferred stock	(306)	(408)	(408)
Proceeds from other debt obligations	—	11,648	7,372
Acquisition and retirement of preferred and common stock	—	—	(856)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,170)	(5,882)	12,766

INCREASE (DECREASE) IN CASH	(526)	426	(580)
CASH AT BEGINNING OF YEAR	968	542	1,122

CASH AT END OF YEAR	$442	$968	$542

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAXCO, INC. AND SUBSIDIARIES

March 31, 2002

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Maxco, Inc. (“the Company”) is a Michigan corporation incorporated in 1946. Maxco currently operates in three business segments: construction supplies, heat-treating, and packaging products. Maxco’s businesses include Ersco Corporation, a distributor of construction supplies; Atmosphere Annealing Inc., a production metal heat-treating service company; and Pak-Sak Industries Inc., which makes polyethylene packaging. Maxco also has investments in real estate and investments representing less than majority interests in the following: a registered investor advisory firm; a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the internet; a company offering a business-to-business vertical web portal designed to bring solution-seekers together with solution-providers; a limited partnership that has equity investments in companies focused on the information technology, telecommunications, and medical technology markets; three technology-related businesses; and one energy-related business.

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

Reclassifications: Certain items in the prior year financial statements have been reclassified to conform with the presentation used in 2002.

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

Inventories: Inventories are stated at the lower of first-in, first-out cost or market and at March 31 consisted of the following:

	2002	2001

	(in thousands)
Raw materials	$464	$531
Finished goods and work in progress	852	1,293
Purchased products for resale	3,264	4,669

	$4,580	$6,493

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

In November 1999, Maxco began accounting for its investment in Provant, Inc. common stock as securities available for sale as defined by FASB 115. Consequently, the securities are carried at market value with the unrealized gains and losses net of tax, reported as a separate component of stockholders’ equity. In 2002, the Company realized a loss on its investment in Provant common stock as an other than temporary impairment in its statement of operations of $3.1 million. At March 31, 2002, the unrealized gain on this stock was approximately $5,000 net of tax.

Advances to Affiliates: The Company has advanced amounts to its real estate investment holding and a technology related investment holding. These advances are unsecured and bear interest. As of March 31, 2002, the Company has advances to these affiliates totaling $5.3 million, net of a reserve of $1.0 million.

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

Intangibles: Intangibles primarily consist of the excess of cost over fair market value of net tangible assets of acquired businesses. Intangibles, including non-compete agreements, are amortized on a straight-line basis over periods ranging from 5 to 20 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company’s carrying value of the goodwill will be reduced by the estimated shortfall of discounted cash flows. Accumulated amortization was approximately $2.4 million and $1.9 million at March 31, 2002 and 2001, respectively.

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

Interest Rate Swap: The Company entered into an interest rate swap agreement to modify the interest characteristics of certain of its outstanding debt. The interest rate swap agreement is designated with the principal balance and term of a specific debt obligation. This agreement involves the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The swap agreement was in a loss position of $84,000 at March 31, 2002.

Fair Value Disclosure: The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, marketable securities, accounts payable and long-term debt approximate their fair values. The fair value of the long-term debt is estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of arrangements.

Comprehensive Income: The Company displays comprehensive income in the Consolidated Statements of Stockholders’ Equity. At March 31, 2002, accumulated other comprehensive income (loss) consisted of the unrealized gain (loss) on marketable securities and the market value of the interest rate swap agreement.

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

New Financial Accounting Pronouncement: On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

In fiscal 2003, the Company will adopt SFAS No. 142 which will result in the discontinuance of amortization of goodwill and indefinite-lived intangible assets that were recorded in connection with previous business combinations. Amortization expense for the years ended March 31, 2002, 2001, and 2000 was $586,000, $705,000, and $675,000, respectively. SFAS No. 142 will also require the Company to perform impairment tests of goodwill and indefinite lived intangible assets on an annual basis (or more frequently if impairment indicators exist). During fiscal 2003, the Company will complete the first of the required impairment tests of goodwill and indefinite lived intangible assets under this statement. The Company has not determined the effect on the financial statements of potential impairment of adopting SFAS No. 142.

NOTE 2 — INVESTMENT IN INTEGRAL VISION, INC. (FORMERLY MEDAR, INC.)

At March 31, 2002, Maxco owned 2,240,605 shares of Integral Vision’s common stock (aggregate market value of $1.3 million), representing approximately 24% of Integral Vision’s total common stock outstanding.

During the quarter ended September 30, 1997, the Company participated in a private placement by Integral Vision of $7.0 million of subordinated debentures. Maxco purchased $750,000 of these debentures representing 10.7% of the total placed. Maxco also received warrants to purchase 150,000 shares of Integral Vision stock at $6.86, which were all outstanding and exercisable at March 31, 2002. In connection with this transaction, Maxco also purchased 150,000 shares of previously unissued Integral Vision stock at $5.00 a share. On June 30, 1999, Integral Vision sold its welding division for cash and debt. Maxco recognized its proportionate share of the gain on this transaction as part of equity in income (loss) of affiliates. Also, as a result of this transaction, Maxco received payment on June 30, 1999 of the balance due on subordinated debentures of $750,000. Maxco’s investment in Integral Vision is accounted for under the equity method for all periods presented.

In accordance with APB 18, the Company recorded a charge of $1.4 million ($899,000 net of tax), in 2001 to recognize a decline in the value of its investment in Integral Vision that has been deemed other than temporary. The charge is included in equity in net income (loss) of affiliates for the year ended March 31, 2001. Integral Vision had a net loss for the year ended March 31, 2002 of approximately $6.8 million, a net loss of $8.0 million in 2001, and net income of $3.8 million in 2000.

In 2002, Maxco recorded its share of equity losses from Integral Vision, Inc. ($182,000 net of tax) which reduced the recorded amount below its fair value established at March 31, 2001. Maxco’s equity share of Integral Vision’s results of operations for the years ended March 31, 2001 and 2000 were approximately a loss of $2.0 million and income of $896,000 respectively, and are recorded net of deferred tax for these periods in equity in net income (loss) of affiliates, along with the equity results of other 50% or less owned affiliates accounted for under the equity method. For the years ended March 31, 2002, 2001, and 2000, Integral Vision’s sales were $2.0 million, $5.0 million and $11.0 million, respectively.

NOTE 3 — DEBT

At March 31, 2002 the Company had two lines of credit, an $18 million facility and a $5 million facility. These facilities are secured by Company assets. The amount that can be borrowed under these facilities is dependent on certain accounts receivable and inventory levels at the Company’s construction supplies, packaging products, and heat treating companies. At March 31, 2002, based on these specific collateral levels, the Company could borrow up to $13.5 million under its lines of credit of which approximately $750,000 was available. At March 31,

2002, the Company had $475,000 in letters of credit issued against its $18 million credit facility. There is a corresponding decrease in borrowings available under the credit facility as a result of the issuance of these letters of credit. The $5 million line reduces to $4 million in July 2002 and matures in April 2003 and the $18 million line matures in August 2003.

Long-term obligations at March 31 consisted of the following:

	2002	2001

	(in thousands)
Revolving line of credit (variable interest rate—7.75% at March 31, 2002)	$—	$9,000
Tax exempt revenue bonds (variable interest rate)	2,927	1,690
Taxable revenue bonds (fixed interest rate of 5.34%)	3,594
Mortgage notes payable (various interest rates ranging up to 9.0%)	1,874	1,994
Equipment purchase contracts and capitalized lease obligations (various interest rates)	4,687	11,808
Subordinated debt (fixed interest rate of 10%)	2,307	2,842
Other	933	977

	16,322	28,311
Less current maturities	2,990	3,480

	$13,332	$24,831

At March 31, 2002, the Company was in default of financial covenants required by certain of its lenders and classified $22.6 million of its debt as short term. A forbearance agreement has been reached with one of the lenders. There are ongoing negotiations with the banks to amend their agreements and obtain any necessary waivers of default.

The Company’s weighted average short-term borrowing rate was 6.17% and 7.02% at March 31, 2002 and 2001, respectively.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will be dependent upon its future operating performance and the successful renegotiation of its credit facilities. These dependencies will be subject to financial, business and other factors, certain of which are beyond the Company’s control, such as prevailing economic conditions. There can be no assurance that, in the event the Company were to require additional financing, such additional financing would be available on satisfactory terms. The Company believes that funds generated by its operations and funds available under other credit facilities, will be sufficient to finance short term capital needs, as well as to fund existing operations for the foreseeable future. However, in the event that the Company is unable to successfully renegotiate its credit facilities, the Company has equity investments that could be liquidated within a year to meet its short term and long term debt service requirements and fund operating cash flows.

Certain of the agreements require a facility fee of 0.25%, a commitment fee of 0.25% of the unused line, and compensating balances equal to 5% of borrowings under this arrangement or the fee equivalent. Certain of these agreements require maintenance of specified financial ratios.

In December 1998, Maxco entered into a swap agreement with a notional amount of approximately $5.0 million converting its variable rate taxable revenue bonds to a fixed rate of 5.34%, which matures in December 2005. The swap agreement was in a loss position of $84,000 at March 31, 2002.

Notes and contracts payable are generally collateralized by assets purchased with proceeds of the borrowings. The aggregate principal maturities of long-term debt are approximately $3,439,000 in 2004, $3,873,000 in 2005, $1,941,000 in 2006, $1,932,000 in 2007, and $2,147,000 thereafter.

Interest paid approximates interest expensed for the years presented.

The Company has guaranteed various debt obligations of certain real estate and other investments in an aggregate amount of approximately $40.0 million as of May 31, 2002 ($54.0 million at May 31, 2001). Certain of the debt agreements related to its real estate investments, which Maxco and other guarantors have guaranteed, are in default at March 31, 2002. Forbearance agreements have been issued by two of the respective banks and the applicable entities are currently working with the lenders to rectify the default issues. However, efforts to negotiate a forbearance agreement with one of the lenders, representing $12.5 million in loans guaranteed by Maxco and other guarantors, have currently stalled and the lender has delivered a Demand for Payment and Notice of Intent to Commence Foreclosure. The Company remains hopeful that negotiations with the lender will be successful. The Company believes that the agreement to sell its investment in L/M Associates II will significantly reduce the debt obligations it has guaranteed. Except as specifically accrued, the Company does not believe that there is any unusual degree of risk related to these guarantees because of sufficient underlying asset values supporting the respective debt obligations.

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

Effective January 1, 2002, the Maxco Board of Directors suspended the payment of dividends on all preferred stock. These dividend payments have been accrued in the accompanying financial statements and totaled approximately $204,000 at March 31, 2002, or $.07 per common share.

NOTE 5 — STOCK OPTIONS

Under the terms of Maxco’s incentive common stock option plan, options for the purchase of up to 500,000 shares of common stock may be granted and options are exercisable upon grant.

There were 145,000 stock options outstanding and exercisable at March 31, 2002, 2001, and 2000 with a weighted average price of $7.90 per share and an exercise price ranging from $7.00 to $8.00. There were no options granted during the years ended March 31, 2000, 2001 and 2002. The weighted average remaining contractual life of those options is approximately seven years.

NOTE 6 — EMPLOYEE SAVINGS PLAN

Company contributions charged to operations under the employee savings plans were approximately $363,000, $403,000 and $335,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

NOTE 7 — FEDERAL INCOME TAXES

The provision (benefit) for federal income taxes consists of the following:

	2002	2001	2000

	(in thousands)
Current benefit	$(2,253)	$(161)	$(719)
Deferred expense (benefit)	293	(669)	855

	(1,960)	(830)	136
Deferred amount allocated to equity in income of affiliates	(273)	(1,544)	143

	$(2,233)	$(2,374)	$279

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense is as follows:

	2002	2001	2000

	(in thousands)
Income taxes computed at United States statutory rate (34%)	$(2,017)	$(897)	$59
Other	57	67	77

	$(1,960)	$(830)	$136

Federal income taxes paid by Maxco were $150,000 in 2001, and $350,000 in 2000. No federal income taxes were paid in 2002.

Due to enacted changes in the tax law, the Company carried back its net operating loss at March 31, 2001 and will carry back its net operating loss incurred in 2002 against the Company’s taxable income in 1997. As a result, the Company had a $3.9 million income tax receivable at March 31, 2002.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of March 31 were as follows:

	2002	2001

	(in thousands)
DEFERRED TAX ASSETS:
Net operating loss carryforward	$—	$1,740
Allowance for doubtful accounts	258	308
Inventory	146	158
Marketable securities	1,052	588
Excess capital loss	250	276
Amortization of intangibles	125	117
Net cumulative unrealized equity losses	948	806
Installment gain	77	—
Wages not paid within 2-1/2 months	231	136
Other	25	—

Total Deferred Assets	3,112	4,129
DEFERRED TAX LIABILITIES:
Depreciation	$3,523	$3,003
Additional consideration on sale of investment	918	230
Other	—	10

Total Deferred Tax Liabilities	4,441	3,243

Net Deferred Assets (Liabilities)	$(1,329)	$886

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	2002	2001

	(in thousands)
ASSETS:
Income taxes receivable	$654	$599
Deferred income taxes	—	287

	654	886
LIABILITIES:
Deferred income taxes	1,983	—

Net Deferred Assets (Liabilities)	$(1,329)	$886

Components of accumulated comprehensive income are shown net of tax.

NOTE 8 — OTHER INVESTMENTS

Real Estate:

Maxco has an ownership interest ranging from approximately 25 - 50% in primarily two LLC’s (L/M Associates and L/M Associates II) which have been involved in the development and ownership of real estate in central Michigan. In early 2002, Maxco, as managing member of L/M Associates, which is the managing member of L/M Associates II, began negotiations to sell its real estate portfolio. Subsequent to March 31, 2002, L/M Associates II entered into an agreement to sell the properties within the Master LLC to an outside investor. The transaction is subject to approval of 75% of the member interests. If approved, the transaction is expected to be completed by September 30, 2002.

Additionally, the Company is currently negotiating to liquidate the remaining portion of Maxco’s investments in L/M Associates.

Maxco also has an investment in Nilson Builders, a residential home builder, as well as LandEquities, which was previously engaged in the construction, leasing, and space planning for its clients including the L/M company portfolios. These entities have been discontinued and their assets are currently being liquidated.

Technology Related:

In addition to its investment in Integral Vision, Inc., the Company has an equity interest in two other technology related businesses. In October 1998, Provant, Inc. acquired 100% of the stock of Strategic Interactive. Maxco received cash and approximately 249,000 shares of Provant, Inc. common stock in exchange for its 45% equity interest in Strategic Interactive. The sale also included an earn-out provision. In fiscal 2002, Maxco recognized $2.0 million as its remaining share of the additional consideration to be paid to the former shareholders of Strategic Interactive. The payment will be made to the Company in cash, common stock, or a combination of both, at Provant’s option, in July 2002. In accordance with FAS 115, the Company recorded a charge of $3.1 million to recognize a previously unrealized decline in the value of its investment in Provant, Inc. that has been deemed other than temporary.

The Company has a 50% equity interest in Foresight Solutions, Inc., a developer of accounting software and e-business solutions for small to medium size businesses. In the first quarter of fiscal 2001, the carrying value of the Company’s investment in Foresight was reduced to zero. However, in accordance with APB 18, the Company continued to recognize its proportionate share of Foresight’s losses as a reserve against the amount receivable from Foresight that is reported in the accompanying financial statements. These charges are included in equity in net income (loss) of affiliates for the year ended March 31, 2002.

Energy Related:

Maxco has a 50% interest in Robinson Oil Company, LLC, which is in the business of acquiring and developing oil and gas interests.

Other:

Maxco has a one-third interest in Blasen Brogan Asset Management Company, a registered investor advisory firm.

The Company had a 50% equity interest in and agreed to finance certain debt of Mid-State Industrial Services, Inc., which is in the business of selling, leasing, and servicing lift trucks. In December 2001, Maxco sold its interest in Mid-State to Maxco President Max A. Coon for $1.75 million, of which $750,000 was paid in cash with the remainder being applied to amounts due Mr. Coon for advances he had made to the Company and its affiliates. Additionally, Mid-State retired the $0.5 million obligation it had with Maxco. A portion of the proceeds from the sale was used to retire certain obligations not related to Mid-State which were guaranteed by the Company.

Maxco has a 12.5% direct (37.5% indirect) equity interest in Phoenix Financial Group, LTD and its subsidiary Cambridge Group Investments, LTD (dba Bondpage.com), a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the Internet.

The Company has an approximately 6% interest in the common stock of MYOEM.COM, a company offering a business-to-business vertical web portal designed to bring solution-seekers together with solution-providers.

The Company has a 16% equity interest in Vertical VC, a limited partnership that has equity investments in companies focused on the information technology, telecommunications, and medical technology markets.

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

At March 31 2001, the Company accrued contingent liabilities totaling approximately $950,000 related to its investments and advances to Foresight Solutions and AMI Energy. These liabilities were paid by the Company in fiscal 2002.

The combined results of operations and financial position of the Company’s unconsolidated affiliates are summarized below:

	Real Estate			Technology Related			Energy Related and Other
	March 31,			March 31,			March 31,

	2002	2001	2000	2002	2001	2000	2002	2001	2000

	(in thousands)
Condensed income statement information:
Net sales	$18,317	$30,379	$22,917	$3,357	$6,095	$12,974	$7,200	$12,775	$12,247
Gross margin	14,308	16,058	13,125	(1,520)	(188)	2,433	2,907	4,631	3,900
Net income (loss)	(625)	(768)	280	(7,310)	(9,302)	3,153	435	685	104
Condensed balance sheet information:
Current assets	$20,008	$26,919		$786	$3,143		$745	$2,632
Non-current assets	102,212	104,982		1,560	7,243		598	4,215

	$122,220	$131,901		$2,346	$10,386		$1,343	$6,847

Current liabilities	$62,368	$70,888		$3,192	$3,312		$118	$1,538
Non-current liabilities	54,897	54,480		4,060	5,454		123	1,880
Minority interest	1,254	1,887			—			—
Stockholders’ equity	3,701	4,646		(4,906)	1,620		1,102	3,429

	$122,220	$131,901		$2,346	$10,386		$1,343	$6,847

The difference between the carrying amount and the underlying equity of the Company’s investment in the net assets of the Company’s 50% or less owned investments, approximately $670,000, is being amortized over a 15 year life.

NOTE 9 — CONTINGENCIES AND COMMITMENTS

Maxco and certain operating subsidiaries occupy facilities and use equipment under operating lease agreements requiring annual rental payments approximating $2,436,000 in 2003, $2,090,000 in 2004, $1,120,000 in 2005, $806,000 in 2006, $281,000 in 2007, and $53,000 thereafter for a total commitment aggregating $6,786,000. Included in those amounts are payments to a related party approximating $676,000 in 2003, 2004, 2005, and 2006, and $225,000 in 2007 for a total commitment of $2,929,000. Rent expense charged to operations, including short-term leases, aggregated $2,870,000 in 2002, $2,503,000 in 2001, and $2,285,000 in 2000.

The Company is involved in various lawsuits and other claims arising in the ordinary course of business. While the results of these matters cannot be predicted with certainty, management, upon advice from counsel, believes that losses, if any, arising from these proceedings will not have a material adverse effect on its financial statements.

NOTE 10 — INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

	2002	2001	2000

	(in thousands)
Net sales:
Construction supplies	$88,823	$102,501	$99,924
Heat treating	34,364	39,229	40,368
Packaging products	13,033	15,255	15,865
Corporate and other	332	330	333

Total Net Sales	$136,552	$157,315	$156,490

Operating earnings (loss)
Construction supplies	$(2,161)	$510	$2,770
Heat treating	2,482	3,670	5,245
Packaging products	(219)	(175)	(530)
Corporate and other	(2,491)	(3,326)	(3,483)

Total Operating Earnings (Loss)	$(2,389)	$679	$4,002

Identifiable assets:
Construction supplies	$24,244	$32,759	$32,902
Heat treating	31,444	34,714	30,367
Packaging products	4,912	5,538	6,565
Corporate and other	20,420	16,215	20,223
Investments and advances	6,018	8,224	12,165

Total Identifiable assets	$87,038	$97,450	$102,222

Depreciation and amortization expense:
Construction supplies	$2,579	$2,507	$1,870
Heat treating	2,930	2,375	1,852
Packaging products	716	750	742
Corporate and other	283	453	443

Total Depreciation and Amortization Expense	$6,508	$6,085	$4,907

Capital expenditures:
Construction supplies	$1,069	$5,822	$5,310
Heat treating	572	6,455	5,656
Packaging products	105	135	693
Corporate and other	—	7	39

Total Capital Expenditures	$1,746	$12,419	$11,698

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

No sales to any single customer exceeded 10% of consolidated sales for 2002, 2001 or 2000.

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2002	2001	2000

	(in thousands except per share data)
NUMERATOR:
Net income (loss)	$(4,501)	$(4,805)	$316
Preferred stock dividends	(408)	(408)	(408)

Numerator for basic and diluted earnings per share— loss available to common stockholders	$(4,909)	$(5,213)	$(92)
DENOMINATOR:
Denominator for basic and diluted earnings per share— weighted average shares	3,101	3,101	3,157
BASIC AND DILUTED LOSS PER SHARE	$(1.58)	$(1.68)	$(0.03)

MAXCO, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C	Column D		Column E		Column F

		Additions

	Balance at	Charged to	Charged to				Balance at
	Beginning of	Costs and	Other Accounts -		Deductions -		End of
Description	Period	Expenses	Describe		Describe		Period

Accounts Receivable:
Year ended March 31, 2002:
Allowance for doubtful accounts	$570	$74	$—		$220	(A)	$424

Year ended March 31, 2001:
Allowance for doubtful accounts	513	559	—		502	(A)	$570

Year ended March 31, 2000:
Allowance for doubtful accounts	558	370	—		415	(A)	$513

Notes Receivable:
Year ended March 31, 2002:
Allowance for doubtful accounts	$335	$290	$666	(B)	$—		$1,291

Year ended March 31, 2001:
Allowance for doubtful accounts	—	335	—				$335

(A) Represents uncollectible accounts written off, less recoveries.

(B) Represents a reclass from the prior year from contingent liability.

MAXCO, INC.
ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit No.	Description

10.25	Tenth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated February 19, 2002.

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors—Ernst & Young LLP (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 — File No. 333-67539)

23.1	Consent of Independent Auditors—Moore Stephens Doeren Mayhew (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 — File No. 333-67539)