Form 10-Q
period 2002-06-30
MAXCO INC
filed 2002-08-14
CIK 78966

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

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

Yes          No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002

Common Stock	3,101,195 shares

PART I

FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	June 30,	March 31,
	2002	2002
	(Unaudited)

	(in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$791	$442
Accounts and notes receivable, less allowance of $336,000 ($424,000 at March 31, 2002)	27,791	18,592
Note receivable—short-term—Note 12	2,200	2,700
Advances to affiliate	3,008	3,008
Inventories—Note 2	5,318	4,580
Prepaid expenses and other	923	844
Income taxes receivable and deferred taxes	2,690	4,506

TOTAL CURRENT ASSETS	42,721	34,672
MARKETABLE SECURITIES—LONG TERM—Note 3	57	145

PROPERTY AND EQUIPMENT
Land	686	732
Buildings	9,226	12,095
Machinery, equipment, and fixtures	51,732	51,937

	61,644	64,764
Allowances for depreciation	(25,940)	(25,235)

	35,704	39,529

OTHER ASSETS
Investments	5,658	6,018
Notes and contracts receivable and other, less allowance of $335,000	1,864	1,036
Note receivable—related party, less allowance of $1,064,000 ($956,000 at March 31, 2002)	2,241	2,349
Intangibles	3,284	3,289

	13,047	12,692

	$91,529	$87,038

	June 30,	March 31,
	2002	2002
	(Unaudited)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable—Note 8	$36,002	$22,626
Accounts payable	21,979	18,216
Employee compensation	2,625	2,331
Taxes, interest, and other liabilities	2,889	2,347
Current maturities of long-term obligations	968	2,990

TOTAL CURRENT LIABILITIES	64,463	48,510

LONG-TERM OBLIGATIONS, less current maturities	2,679	13,332

DEFERRED INCOME TAXES	1,794	1,983

DEFERRED GAIN	209	226

STOCKHOLDERS’ EQUITY
Preferred stock:
Series Three: 10% cumulative redeemable, $60 face value; 14,784 shares issued and outstanding	678	678
Series Four: 10% cumulative redeemable, $51.50 face value; 46,414 shares issued and outstanding	2,390	2,390
Series Five: 10% cumulative redeemable, $120 face value; 6,648 shares issued and outstanding	798	798
Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, issued — none	—	—
Common stock, $1 par value; 10,000,000 shares authorized, 3,101,195 shares issued and outstanding	3,101	3,101
Net unrealized losses	(161)	(78)
Retained earnings	15,578	16,098

TOTAL STOCKHOLDERS’ EQUITY	22,384	22,987

	$91,529	$87,038

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries

	Three Months Ended June 30,
	2002	2001
	(Unaudited)	(Unaudited)

	(in thousands, except per share data)
Net sales	$38,808	$44,573
Costs and expenses:
Cost of sales and operating expenses	30,805	35,441
Selling, general and administrative	6,183	6,238
Gain on sale of buildings	(149)	—
Depreciation and amortization	1,480	1,730

	38,319	43,409

Operating Earnings	489	1,164
Other income (expense)
Investment and interest income	103	434
Interest expense	(778)	(1,108)

Income (Loss) Before Federal Income Taxes and Equity in Earnings (Loss) of Affiliates	(186)	490
Federal income tax expense (benefit)	(77)	173

Income Before Equity in Earnings (Loss) of Affiliates	(109)	317
Equity in earnings (loss) of affiliates, net of tax	(309)	87

Net Income (Loss)	(418)	404
Less preferred stock dividends	(102)	(102)

Net Income (Loss) Applicable to Common Stock	$(520)	$302

Net Income (Loss) Per Common Share — Basic and Diluted	$(0.17)	$0.10

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Maxco, Inc. and Subsidiaries

	Three Months Ended June 30,
	2002	2001
	(Unaudited)	(Unaudited)

	(in thousands)
Operating Activities
Net Income (Loss)	$(366)	$404
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and other non-cash items	1,640	1,643
Changes in operating assets and liabilities	(3,908)	(7,310)

Net Cash Used In Operating Activities	(2,634)	(5,263)

Investing Activities
Sale of buildings	2,500	—
Purchases of property and equipment	(186)	(774)
Other	(32)	37

Net Cash Provided By (Used In) Investing Activities	2,282	(737)

Financing Activities
Net proceeds from lines of credit	4,068	7,000
Repayments on other debt obligations	(3,367)	(1,278)
Dividends paid on preferred stock	—	(102)

Net Cash Provided By Financing Activities	701	5,620

Increase (Decrease) in Cash and Cash Equivalents	349	(380)
Cash and Cash Equivalents at Beginning of Period	442	968

Cash and Cash Equivalents at End of Period	$791	$588

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
June 30, 2002
(Unaudited)

NOTE 1— BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in Maxco’s annual report on Form 10-K for the year ended March 31, 2002.

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

Certain other amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2— INVENTORIES

The major classes of inventories, at the dates indicated were as follows:

	June 30,	March 31,
	2002	2002

	(in thousands)
Raw materials	$437	$464
Finished goods and work in progress	732	852
Purchased products for resale	4,149	3,264

	$5,318	$4,580

NOTE 3— MARKETABLE SECURITIES

The Company classifies its investments in equity securities with readily determinable fair values as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The decline in the market value of Provant, Inc. common stock ($79,000 since March 31, 2002) has been recorded in investment and interest income for the quarter ended June 30, 2002 as the Company continued to deem this decline as other than temporary.

NOTE 4— INVESTMENT IN INTEGRAL VISION, INC. (FORMERLY MEDAR, INC.)
The following table summarizes the operating results of Integral Vision, Inc., Maxco’s 24% owned affiliated company:

	Three Months Ended June 30,
	2002	2001

	(in thousands)
Net Sales	$503	$669
Gross Margin	158	(328)
Net Loss	(819)	(1,608)

NOTE 5— EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2002	2001

	(in thousands, except per share data)
NUMERATOR:
Net Income (Loss)	$(418)	$404
Preferred stock dividends	(102)	(102)

Numerator for basic and diluted earnings per share— income (loss) available to common stockholders	$(520)	$302
DENOMINATOR:
Denominator for basic and diluted earnings per share— weighted average shares	3,101	3,101
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.17)	$0.10

NOTE 6— COMPREHENSIVE INCOME
The components of comprehensive income for the three months ended June 30, 2002 and 2001 are as follows:

	Three Months Ended
	June 30,
	2002	2001

	(in thousands)
Net earnings (loss)	$(418)	$404
Unrealized losses on marketable securities	(6)	(701)
Unrealized loss on swap agreement	(77)	(15)

	$(501)	$(312)

The components of accumulated comprehensive income, net of related tax at June 30, 2002 and March 31, 2002 are as follows:

	June 30,	March 31,
	2002	2002

	(in thousands)
Unrealized gain (loss) on marketable securities	$—	$6
Unrealized loss on swap agreement	(161)	(84)

NOTE 7— INDUSTRY SEGMENT INFORMATION
The following summarizes Maxco’s industry segment information:

		June 30,	March 31,
		2002	2002

		(in thousands)
Identifiable assets:
Construction supplies		$34,040	$24,244
Heat treating		30,224	31,444
Packaging products		4,595	4,912
Corporate and other		17,012	20,420
Investments and advances		5,658	6,018

	Total Identifiable Assets	$91,529	$87,038

	Three Months Ended
	June 30,
	2002	2001

	(in thousands)
Net sales:
Construction supplies	$26,513	$32,133
Heat treating	8,893	9,038
Packaging products	3,220	3,320
Corporate and other	182	82

Total Net Sales	$38,808	$44,573

Operating earnings (loss):
Construction supplies	$584	$907
Heat treating	592	750
Packaging products	(247)	(44)
Corporate and other	(440)	(449)

Total Operating Earnings	$489	$1,164

Depreciation and amortization expense:
Construction supplies	$546	$741
Heat treating	740	731
Packaging products	177	181
Corporate and other	17	77

Total Depreciation and Amortization Expense	$1,480	$1,730

Capital expenditures:
Construction supplies	$164	$329
Heat treating	22	415
Packaging products	—	30

Total Capital Expenditures	$186	$774

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

NOTE 8 — DEBT

The Company is currently in default of financial covenants required by one of its lenders. A forbearance agreement, which expires in less than one year, has been reached with another lender. As such, the outstanding balance on the borrowings with these lenders, $36.0 million at June 30, 2002, has been classified as current in the accompanying financial statements. There are ongoing negotiations with the lenders to amend their agreements and obtain any necessary waivers of default.

The Company has guaranteed various debt obligations of certain real estate investments of its less than majority owned entities in the aggregate amount of approximately $39.3 million as of June 30, 2002. Certain of the debt agreements are currently in default. Forbearance agreements have been issued by two of the respective banks and the applicable entities are currently working with the lenders to rectify the default issues. However, efforts to negotiate a forbearance agreement with one of the lenders, representing $12.5 million in loans guaranteed by Maxco and other guarantors, have currently stalled and the lender has delivered a Demand for Payment and Notice of Intent to Commence Foreclosure. The Company remains hopeful that negotiations with the lender will be successful or alternatively, the properties will be sold or refinanced. The Company believes that the agreement to sell its investment in L/M Associates II will significantly reduce the debt obligations it has guaranteed (see Note 13). The Company does not believe that there is any unusual degree of risk related to these guarantees because of sufficient underlying asset values supporting the respective debt obligations.

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

NOTE 9— FEDERAL INCOME TAXES
The Company’s effective tax rate varied from the statutory rate of 34% due to certain expenses, which are not deductible for tax purposes. Due to enacted changes in the tax law, the Company will carry back its net operating loss incurred in 2002 against the Company’s taxable income in 1997. As a result, the Company had a $2.0 million income tax receivable at June 30, 2002.

NOTE 10— DIVIDENDS
Effective January 1, 2002, the Maxco Board of Directors suspended the payment of dividends on all preferred stock. These dividend payments have been accrued in the accompanying financial statements and totaled approximately $306,000 at June 30, 2002.

NOTE 11— NEW FINANCIAL ACCOUNTING PRONOUNCEMENT
Effective April 1, 2002, the Company adopted SFAS No. 142 which resulted in the discontinuance of amortization of goodwill and indefinite-lived intangible assets that were recorded in connection with previous business combinations.

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

The following table presents net income (loss) and net income (loss) per share information as if goodwill were no longer amortized as of April 1, 2001:

	Three Months Ended June 30,
	2002	2001

	(in thousands, except per share data)
Net income (loss)	$(418)	$482
Net income (loss) per common share—basic and diluted	$(0.17)	$0.12

NOTE 12— INVESTMENT IN PROVANT, INC.
The Company has recorded $2.7 million in income representing its remaining share of the additional consideration to be received as one of the former shareholders of Strategic Interactive, Inc. (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998). The payment was to be made to the Company in cash, common stock, or a combination of both, at Provant’s option, in July 2002. Provant has proposed an extension of the payment date which Management is currently reviewing. An initial review of the proposal indicates that approximately $500,000 would not be collected within twelve months and consequently has been classified as long term.

NOTE 13— SUBSEQUENT EVENT
Maxco has an ownership interest ranging from 25-50% in primarily two LLC’s which have been involved in the development and ownership of real estate in central Michigan. Effective January 1, 2000, a Master LLC (L/M Associates II) was formed consisting of the majority of the stabilized buildings in which Maxco had an ownership interest. At March 31, 2002 Maxco’s ownership interest in the Master LLC was approximately 31%. The other LLC (L/M Associates) includes buildable sites on developed land, properties that are not fully leased, or individual properties not included in the Master LLC.

In early 2002, Maxco, as managing member of L/M Associates, began negotiations to sell the real estate portfolio of L/M Associates II, of which L/M Associates is the manager. In June 2002, L/M Associates II entered into an agreement to sell the properties within the Master LLC to an outside investor. The transaction was approved by more than 75% of the member interests in July 2002. A preliminary closing occurred in August 2002. The transaction is expected to be completed by September 30, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
June 30, 2002

MATERIAL CHANGES IN FINANCIAL CONDITION
 Cash used in operating activities amounted to $2.6 million for the quarter. Individual working capital component levels increased over the March 31, 2002 level, primarily from the increased sales activity by the Company’s construction supplies unit (Ersco) over the traditional slower fourth quarter of the prior year.

Cash was generated by investing activities during the quarter as a result of the sale of two buildings that were owned by the Company. These proceeds were used to retire the debt associated with the buildings.

Net proceeds from lines of credit were used primarily to fund the increase in working capital components.

At June 30, 2002, the Company classified certain of its borrowings as short term due to the Company being in default of certain covenants. A forbearance agreement has been reached with one of the lenders. There are ongoing negotiations with the lenders to amend their agreements and obtain any necessary waivers of default.

The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will be dependent upon its future operating performance and the successful renegotiation of its credit facilities. These dependencies will be subject to financial, business and other factors, certain of which are beyond the Company’s control, such as prevailing economic conditions. There can be no assurance that, in the event the Company were to require additional financing, such additional financing would be available on satisfactory terms. The Company believes that funds generated by its operations and funds available under the existing credit facilities will be sufficient to finance short term capital needs, as well as to fund existing operations for the foreseeable future. However, in the event that the Company is unable to successfully renegotiate its credit facilities, the Company has liquid long term equity investments that could be used to meet its short term and long term debt service requirements and fund operating cash flows.

At June 30, 2002, the 2,240,605 shares of Integral Vision (formerly Medar) common stock that Maxco owns had an aggregate market value of approximately $762,000 ($358,000 at August 9, 2002). Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented, as the Company owns greater than 20% of Integral Vision’s outstanding stock.

At June 30, 2002, the 249,230 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $57,000 ($37,000 at August 9, 2002). Maxco’s investment in Provant is reflected in Maxco’s financial statements under the cost method as an available-for-sale security as the Company owns less than 20% of Provant’s outstanding stock.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
Three Months Ended June 30, 2002 Compared to 2001

Net sales decreased to $38.8 million compared to $44.6 million in last year’s first quarter. First quarter results reflect operating earnings of $489,000 compared to $1.2 million for the comparable period in 2001. Net loss was $418,000 or $.17 per share assuming dilution compared to last year’s net income of $404,000 or $.10 per share assuming dilution.

Sales and operating earnings for the three months ending June 30, 2002 and 2001 by each of the company’s segments were as follows:

	Three Months Ended		Three Months Ended
	June 30, 2002		June 30, 2001

		Operating		Operating
		Earnings		Earnings
	Sales	(Loss)	Sales	(Loss)

		(in thousands)
Construction supplies	$26,513	$584	$32,133	$907
Heat treating	8,893	592	9,038	750
Packaging products	3,220	(247)	3,320	(44)

The decrease in sales from the prior year first quarter at the Company’s construction supplies unit (Ersco) was due to weak commercial market conditions, increased competition, and the closing of an underperforming branch. Sales at the Company’s heat treating and packaging products units were comparable to the prior year first quarter.

Consolidated gross profit (net sales less cost of sales and operating expenses) decreased to $8.0 million or 20.6% of sales from $9.1 million or 20.5% of sales. The decrease in gross profit was primarily the result of the reduced sales at Ersco.

Selling, general, and administrative expenses (SG&A) were comparable to the prior year period.

The Company realized a gain of approximately $149,000 on the sale of two buildings that occurred during the quarter.

Depreciation and amortization expense for the three months ended June 30, 2002 decreased primarily as a result of the sale of buildings that were owned by the Company and, as a result of adopting FAS 142, the discontinuance of amortization of goodwill.

As a result of the above, operating earnings decreased to approximately $489,000 from $1.2 million in last year’s comparable period.

Net interest expense decreased from the prior year quarter due to lower borrowings and a reduction in the average interest rates associated with these borrowings.

Equity in earnings (loss) of affiliates decreased approximately $396,000 from earnings of $87,000 to a loss of $309,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. While approximately $3.6 million of Maxco’s debt carries a fixed rate of interest, the Company entered into an interest rate swap agreement based on a notional amount of $5.0 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate short and long term borrowings of $35.9 million at June 30, 2002. A 1% increase from the prevailing interest rates at June 30, 2002 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by approximately $324,000 based on principal balances at June 30, 2002.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

The Company is currently in default of certain covenants as required by its $18 million and $4 million lines of credit with its two principal lenders.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6(a)	Exhibits

3	Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855)

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855)

4.3	Resolution authorizing the redemption of Series Two Preferred Stock and establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.9	Asset purchase agreement — Wright Plastic Products, Inc. is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996 is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 8-K dated January 17, 1997.

10.12	Asset purchase agreement — Axson North America, Inc. is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

10.13	Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.14	Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998 is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999, is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.20	Fifth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 1, 1999 is hereby incorporated by reference from Form 10-Q dated November 12, 1999.

10.21	Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000 is hereby incorporated by reference from Form 10-K dated July 14, 2000.

10.22	Seventh amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated January 11, 2000 is hereby incorporated by reference from Form 10-Q dated February 14, 2001.

10.23	Eighth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated March 19, 2001 is hereby incorporated by reference from Form 10-K dated July 13, 2001.

10.24	Ninth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated October 1, 2001 is hereby incorporated by reference from Form 10-Q dated February 19, 2002.

10.25	Tenth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated February 19, 2002 is hereby incorporated by reference from Form 10-K dated July 16, 2002.

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

Item 6(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXCO, INC.

Date:	August 14, 2002	/s/ VINCENT SHUNSKY

Vincent Shunsky, Vice President-Finance and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer