Form 10-Q
period 2002-09-30
MAXCO INC
filed 2002-11-25
CIK 78966

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

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

Yes	No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2002

Common Stock	3,101,195 shares

PART I FINANCIAL INFORMATION CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II OTHER INFORMATION
SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX
EX-10.26 Financing Arrangements dated 11/8/02
EX-10.27 Financing Arrangements dated 11/13/02
EX-10.28 Assignment Agreement dated 11/13/02
EX-10.29 Obligor Assignment dated 11/14/02
EX-10.30 Stock Purchase Agreement dated 11/14/02
EX-99.1 Certification of CEO & CFO

PART I

FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	September 30,	March 31,
	2002	2002
		(Restated—
	(Unaudited)	Note 13)

	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,738	$345
Accounts and notes receivable, less allowance of $138,000 ($143,000 at March 31, 2002)	7,894	7,984
Note receivable—short-term—Note 11	1,080	2,700
Advances to affiliate	3,008	3,008
Inventory	211	356
Prepaid expenses and other	483	550
Income taxes receivable and deferred taxes	3,561	4,506
Current assets of discontinued operations—Note 13	22,903	15,223

TOTAL CURRENT ASSETS	40,878	34,672
MARKETABLE SECURITIES—LONG TERM—Note 2	397	145
PROPERTY AND EQUIPMENT
Land	446	491
Buildings	6,163	9,033
Machinery, equipment, and fixtures	28,086	28,264

	34,695	37,788
Allowances for depreciation	(11,034)	(10,252)

	23,661	27,536
OTHER ASSETS
Investments	2,573	6,018
Notes and contracts receivable and other, less allowance of $600,000 ($335,000 at March 31, 2002)	1,534	865
Note receivable—related party, less allowance of $1,165,000 ($956,000 at March 31, 2002)	2,140	2,349
Goodwill	1,424	1,424
Non-current assets of discontinued operations—Note 13	10,405	14,029

	18,076	24,685

	$83,012	$87,038

	September 30,	March 31,
	2002	2002
		(Restated—
	(Unaudited)	Note 13)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable—Note 7	$18,409	$10,479
Accounts payable	3,206	2,880
Employee compensation	1,493	1,346
Taxes, interest, and other liabilities	2,439	2,033
Current maturities of long-term obligations	680	2,663
Current liabilities of discontinued operations—Note 13	37,166	29,109

TOTAL CURRENT LIABILITIES	63,393	48,510
LONG-TERM OBLIGATIONS, less current maturities	1,517	11,380
DEFERRED INCOME TAXES	—	1,983
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS—Note 13	1,141	2,178
STOCKHOLDERS’ EQUITY
Preferred stock:
Series Three: 10% cumulative redeemable, $60 face value; 14,784 shares issues and outstanding	678	678
Series Four: 10% cumulative redeemable, $51.50 face value; 46,414 shares issues and outstanding	2,390	2,390
Series Five: 10% cumulative redeemable, $120 face value; 6,648 shares issues and outstanding	798	798
Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, issued — none	—	—
Common stock, $1 par value; 10,000,000 shares authorized, 3,101,195 shares issued and outstanding	3,101	3,101
Net unrealized losses	(259)	(78)
Retained earnings	10,253	16,098

TOTAL STOCKHOLDERS’ EQUITY	16,961	22,987

	$83,012	$87,038

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Three Months Ended September 30,

		2001
		(Restated—
	2002	Note 13)

	(in thousands, except per share data)
Net sales	$8,908	$8,843
Costs and expenses:
Cost of sales and operating expenses	5,762	5,191
Selling, general and administrative	2,788	2,778
Depreciation and amortization	753	806

	9,303	8,775

Operating Earnings (Loss)	(395)	68
Other income (expense)
Investment and interest income (loss), net	(1,376)	156
Interest expense	(412)	(532)

Loss From Continuing Operations Before Federal Income Taxes and Equity in Loss of Affiliates	(2,183)	(308)
Federal income tax benefit	(727)	(90)

Loss From Continuing Operations Before Equity in Loss of Affiliates	(1,456)	(218)
Equity in loss of affiliates, net of tax	(2,102)	(73)

Loss From Continuing Operations	(3,558)	(291)
Income (loss) from discontinued operations, net of tax	(1,666)	9

Net Loss	(5,224)	(282)

Less preferred stock dividends	(102)	(102)

Net Loss Applicable to Common Stock	$(5,326)	$(384)

Net Loss Per Common Share—Basic and Diluted
Continuing operations	$(1.18)	$(0.12)
Discontinued operations	(0.54)	—

	$(1.72)	$(0.12)

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Six Months Ended September 30,

		2001
		(Restated—
	2002	Note 13)

	(in thousands, except per share data)
Net sales	$17,834	$17,964
Costs and expenses:
Cost of sales and operating expenses	11,137	10,836
Selling, general and administrative	5,579	5,144
Gain on sale of buildings	(149)	—
Depreciation and amortization	1,510	1,614

	18,077	17,594

Operating Earnings (Loss)	(243)	370
Other income (expense)
Investment and interest income (loss), net	(1,274)	590
Interest expense	(862)	(1,194)

Loss From Continuing Operations Before Federal Income Taxes and Equity in Earnings (Loss) of Affiliates	(2,379)	(234)
Federal income tax expense benefit	(809)	(52)

Loss From Continuing Operations Before Equity in Earnings (Loss) of Affiliates	(1,570)	(182)
Equity in earnings (loss) of affiliates, net of tax	(2,411)	14

Loss From Continuing Operations	(3,981)	(168)
Income (loss) from discontinued operations, net of tax	(1,661)	291

Net Income (Loss)	(5,642)	123

Less preferred stock dividends	(204)	(204)

Net Loss Applicable to Common Stock	$(5,846)	$(81)

Net Income (Loss) Per Common Share—Basic and Diluted
Continuing operations	$(1.35)	$(0.12)
Discontinued operations	(0.54)	0.09

	$(1.89)	$(0.03)

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Six Months Ended September 30,

		2001
		(Restated—
	2002	Note 13)

	(in thousands)
Operating Activities
Net Income (Loss)	$(5,642)	$123
(Income) loss from discontinued operations	1,661	(291)

Loss from continuing operations	(3,981)	(168)
Advances from discontinued operations	1,302	2,068
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and other non-cash items	3,408	1,604
Changes in operating assets and liabilities	2,268	(1,479)

Net Cash Provided By Operating Activities	2,997	2,025
Investing Activities
Sale of buildings	2,500	—
Purchases of property and equipment	(163)	(556)
Other	(25)	7

Net Cash Provided By (Used In) Investing Activities	2,312	(549)
Financing Activities
Net proceeds from (repayments on) lines of credit	35	(500)
Repayments on other debt obligations	(3,951)	(689)
Payments on contingent liability	—	(122)
Dividends paid on preferred stock	—	(204)

Net Cash Used In Financing Activities	(3,916)	(1,515)

Increase (Decrease) in Cash and Cash Equivalents	1,393	(39)
Cash and Cash Equivalents at Beginning of Period	345	836

Cash and Cash Equivalents at End of Period	$1,738	$797

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
September 30, 2002
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

The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Maxco’s sales and operating results have varied substantially from quarter to quarter. Net sales are typically lower in the second and third quarters. The most significant factors affecting these fluctuations are the seasonal buying patterns of the Company’s customers due to a customer changeover and the reduced number of business days during the holiday season. In addition, the timing of acquisitions or the occasional sale of corporate investments may cause substantial fluctuations of operating results from quarter to quarter. Maxco expects its net sales and operating results to continue to fluctuate from quarter to quarter.

Certain other amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2 – MARKETABLE SECURITIES
The Company classifies its investments in equity securities with readily determinable fair values as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The decline in the market value of Provant, Inc. common stock ($102,000 since March 31, 2002) has been recorded in investment and interest income, net for the three and six months ended September 30, 2002 as the Company continued to deem this decline as other than temporary. On November 14, 2002 Maxco received 2,587,859 shares of Provant stock as part of the additional consideration to be received as one of the former shareholders of Strategic Interactive, Inc. (see Note 11).

NOTE 3 – INVESTMENT IN INTEGRAL VISION, INC. (FORMERLY MEDAR, INC.)
The following table summarizes the operating results of Integral Vision, Inc., Maxco’s 24% owned affiliated company:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands)
Net Sales	$556	$506	$1,059	$1,175
Gross Margin	116	(1,209)	274	(1,537)
Net Loss	(353)	(2,507)	(1,203)	(4,115)

NOTE 4 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

		2001		2001
	2002	Restated	2002	Restated

	(in thousands, except per share data)
NUMERATOR:
Loss from continuing operations	$(3,558)	$(291)	$(3,981)	$(168)
Income (loss) from discontinued operations	(1,666)	9	(1,661)	291

Net income (loss)	(5,224)	(282)	(5,642)	123
Preferred stock dividends	(102)	(102)	(204)	(204)

Numerator for basic and diluted earnings per share-loss available to common stockholders	$(5,326)	$(384)	$(5,846)	$(81)
DENOMINATOR:
Denominator for basic and diluted earnings per share-weighted average shares	3,101	3,101	3,101	3,101
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	(1.18)	(0.12)	(1.35)	(0.12)
Discontinued operations	(0.54)	0.00	(0.54)	0.09

	$(1.72)	$(0.12)	$(1.89)	$(0.03)

NOTE 5 – COMPREHENSIVE INCOME
The components of comprehensive income for the three and six months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands)
Net income (loss)	$(5,224)	$(282)	$(5,642)	$123
Unrealized losses on marketable securities	—	(234)	(6)	(935)
Unrealized losses on swap agreement	(98)	(159)	(175)	(132)

Comprehensive loss	$(5,322)	$(675)	$(5,823)	$(944)

The components of accumulated comprehensive income, net of related tax at September 30, 2002 and March 31, 2002 are as follows:

	September 30,	March 31,
	2002	2002

	(in thousands)
Unrealized gain on marketable securities	$—	$6
Unrealized loss on swap agreement	(259)	(84)

NOTE 6 – INDUSTRY SEGMENT INFORMATION
The following summarizes Maxco’s industry segment information:

			March 31,
		September 30,	2002
		2002	Restated

		(in thousands)
Identifiable assets:
Heat treating		$29,934	$31,444
Assets of discontinued operations		33,308	29,252
Corporate and other		17,197	20,324
Investments and advances		2,573	6,018

	Total Identifiable Assets	$83,012	$87,038

	Three Months Ended		Six Months Ended
	September 30,		September 30,

		2001		2001
	2002	Restated	2002	Restated

	(in thousands)
Net sales:
Heat treating	$8,892	$8,761	$17,785	$17,799
Corporate and other	16	82	49	165

Total Net Sales	$8,908	$8,843	$17,834	$17,964

Operating earnings (loss):
Heat treating	$522	$774	$1,114	$1,524
Corporate and other	(917)	(706)	(1,357)	(1,154)

Total Operating Earnings	$(395)	$68	$(243)	$370

Depreciation and amortization expense:
Heat treating	$740	$738	$1,480	$1,469
Corporate and other	13	68	30	145

Total Depreciation and Amortization Expense	$753	$806	$1,510	$1,614

Capital expenditures:
Heat treating	$141	$141	$163	$556
Corporate and other	—	—	—	—

Total Capital Expenditures	$141	$141	$163	$556

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

NOTE 7 – DEBT
The Company is currently in default of financial covenants required by its lenders. As such, the outstanding balance on the borrowings with these lenders, $18.2 million at September 30, 2002, has been classified as current in the accompanying financial statements. The portion related to Ersco and Pak Sak has been reclassed to liabilities of discontinued operations and will be paid at their respective dates of sale. A forbearance agreement, which expires in less than one year, has been reached with one of the lenders. At September 30, 2002 the Company was in default of certain covenants of the forbearance agreement and will work with the lender to rectify the default issues. There are also negotiations underway with the other lender to enter into a forbearance agreement.

The Company has guaranteed various debt obligations of certain real estate investments of its less than majority owned entities in the aggregate amount of approximately $35.0 million as of September 30, 2002. When the real estate portfolio of L/M Associates II is sold as described in Note 12, this guaranteed amount will be reduced to approximately $12.0 million. Certain of these debt agreements are currently in default. Extensions or forbearance agreements have been issued by some of the respective banks and the applicable entities are currently working with the lenders to rectify the default issues. However, efforts to negotiate a forbearance agreement or extension with one of the lenders, representing approximately $9.0 million ($12.5 million at June 30, 2002) in loans guaranteed or assumed by Maxco and other guarantors, have failed and the lender has commenced a suit for foreclosure on the properties. The Company is hopeful that the properties will be sold or refinanced prior to the completion of any foreclosure action. Maxco has received an offer on one parcel which would reduce guaranteed debt by $2.5 million. The Company does not believe that there is any unusual degree of risk related to these guarantees because of sufficient underlying asset values supporting the respective debt obligations.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will be dependent upon its future operating performance and the successful renegotiation of its credit facility. These dependencies will be subject to financial, business and other factors, certain of which are beyond the Company’s control, such as prevailing economic conditions. There can be no assurance that, in the event the Company were to require additional financing, such additional financing would be available on satisfactory terms. The Company believes that funds generated by its operations and funds available under its credit facility, will be sufficient to finance short term capital needs, as well as to fund existing operations for the foreseeable future. However, in the event that the Company is unable to successfully renegotiate its credit facility, the Company has long term equity investments that could be liquidated within a year to meet its short term and long term debt service requirements and fund operating cash flows.

NOTE 8 – FEDERAL INCOME TAXES
The Company’s effective tax rate varied from the statutory rate of 34% due to certain expenses, which are not deductible for tax purposes.

NOTE 9 – DIVIDENDS
Effective January 1, 2002, the Maxco Board of Directors suspended the payment of dividends on all preferred stock. These dividend payments have been accrued in the accompanying financial statements and totaled approximately $408,000 at September 30, 2002.

NOTE 10 — GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF SFAS No. 142
Effective April 1, 2002, the Company adopted SFAS No. 142 which resulted in the discontinuance of amortization of goodwill and indefinite-lived intangible assets. During the second quarter of 2003, the Company performed the impairment tests of its goodwill and indefinite-lived intangible assets required by SFAS No. 142. The Company’s initial impairment test indicated that the fair value of its heat treating segment, which was determined by using discounted cash flows and market multiples, exceeded the carrying value. As a result, the Company did not record an impairment charge for this segment in the accompanying financial statements.

The Company will continue to perform an impairment review on an annual basis (or more frequently if impairment indicators arise). The first annual review will take place in the fourth quarter of 2003.

The following table presents net income (loss) and net income (loss) per share information as if goodwill were no longer amortized as of April 1, 2001:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands, except per share data)
Net income (loss)	$(5,224)	$(203)	$(5,642)	$279
Net income (loss) per common share-basic and diluted	$(1.72)	$(0.10)	$(1.89)	$0.02

NOTE 11 – INVESTMENT IN PROVANT, INC.
The Company had a note receivable of $2.7 million representing its share of the additional consideration to be received as one of the former shareholders of Strategic Interactive, Inc. (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998). A portion of the payment representing roughly $1.6 million was paid on November 14, 2002 in the form of Provant common stock based on a per share price of $0.626. Since the market price of Provant stock was $0.14 at September 30, 2002, Maxco recognized a pre-tax charge of approximately $1.3 million in other income (expense) in the current quarter. The remaining portion of the payment, approximately $1.1 million, is expected to be made in cash.

NOTE 12 – SALE OF REAL ESTATE PORTFOLIO
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

In early 2002, Maxco, as managing member of L/M Associates, began negotiations to sell the real estate portfolio of L/M Associates II, of which L/M Associates is the manager. In June 2002, L/M Associates II entered into an agreement to sell the properties within the Master LLC to an outside investor. The transaction was approved by more than 75% of the member interests in July 2002. A preliminary closing occurred in August 2002. The transaction is expected to be completed by December 31, 2002. It is anticipated that approximately $14.5 million of Maxco’s guarantees on its real estate debt will be eliminated as a result of the sale of the Master LLC.

An impairment charge of $2.0 million, net of tax, was recognized in the current quarter to reduce the carrying value of the Company’s investment in real estate to a realizable amount.

NOTE 13 – DISCONTINUED OPERATIONS
Effective September 27, 2002, Maxco agreed to sell the business and substantially all the assets (consisting principally of accounts receivable, inventory and fixed assets) of Maxco’s wholly owned subsidiary, Pak Sak Industries, Inc. to Packaging Personified, Inc. and related parties. The assets will be purchased for cash and an assumption of certain liabilities. The Company adjusted the carrying value of Pak Sak to the sale price resulting in a pre-tax charge of $540,000 to discontinued operations in the current quarter. The sale is expected to close by November 30, 2002.

On November 14, 2002, Maxco completed an agreement to sell its wholly owned subsidiary, Ersco Corporation to Contractor Supply Incorporated for cash and retired certain other debt of Maxco in excess of the sale price resulting in a note payable to the purchaser of approximately $2.8 million. The Company adjusted the carrying value of Ersco to the estimated sale price resulting in a pre-tax charge of $2.0 million to discontinued operations in the current quarter.

Sales and operating earnings for Ersco and Pak Sak for the three and six months ending September 30, 2002 and 2001 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands)
Net sales:
Ersco	$26,529	$29,074	$53,042	$61,206
Pak Sak	3,339	3,482	6,559	6,802

	$29,868	$32,556	$59,601	$68,008

Operating earnings (loss):
Ersco	$(1,468)	$423	$(884)	$1,330
Pak Sak	(659)	52	(906)	8

	$(2,127)	$475	$(1,790)	$1,338

The results of operations for these units have been reported separately as discontinued operations in the consolidated statements of operations for the current and prior periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
September 30, 2002

MATERIAL CHANGES IN FINANCIAL CONDITION
Cash provided by operating activities amounted to $3.0 million for the quarter. Earnings and changes in working capital components generated $1.7 million while advances from discontinued operations generated $1.3 million.

Cash was generated by investing activities during the period as a result of the sale of two buildings that were owned by the Company. These proceeds were used to retire the debt associated with the buildings.

Repayments on debt obligations amounted to $4.0 million for the six month period.

At September 30, 2002, the Company classified certain of its borrowings as short term due to the Company being in default of certain covenants. The portion related to Ersco and Pak Sak has been reclassed to liabilities of discontinued operations and will be paid at their respective dates of sale. A forbearance agreement has been reached with one of the lenders. There are ongoing negotiations with the lenders to amend their agreements and obtain any necessary waivers of default.

The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will be dependent upon its future operating performance and the successful renegotiation of its credit facility. These dependencies will be subject to financial, business and other factors, certain of which are beyond the Company’s control, such as prevailing economic conditions. There can be no assurance that, in the event the Company were to require additional financing, such additional financing would be available on satisfactory terms. The Company believes that funds generated by its operations and funds available under the existing credit facility will be sufficient to finance short term capital needs, as well as to fund existing operations for the foreseeable future. However, in the event that the Company is unable to successfully renegotiate its credit facility, the Company has liquid long term equity investments that could be used to meet its short term and long term debt service requirements and fund operating cash flows.

At September 30, 2002, the 2,240,605 shares of Integral Vision (formerly Medar) common stock that Maxco owns had an aggregate market value of approximately $314,000. Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented, as the Company owns greater than 20% of Integral Vision’s outstanding stock.

At September 30, 2002, the 249,230 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $35,000. On November 14, 2002 Maxco received 2,587,859 shares of Provant stock as part of the additional consideration to be received as one of the former shareholders of Strategic Interactive, Inc. Maxco’s investment in Provant is reflected in Maxco’s financial statements under the cost method as an available-for-sale security as the Company owns less than 20% of Provant’s outstanding stock.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
Three Months Ended September 30, 2002 Compared to 2001

Net sales increased to $8.9 million compared to $8.8 million in last year’s second quarter. Second quarter results reflect an operating loss of $395,000 compared to earnings of $68,000 for the comparable period in 2001. Net loss was $5.2 million or $1.72 per share assuming dilution compared to last year’s net loss of $282,000 or $.12 per share assuming dilution.

Sales and operating earnings for the three months ending September 30, 2002 and 2001 by the Company’s heat treating segment were as follows:

	Three Months Ended		Three Months Ended
	September 30, 2002		September 30, 2001

		Operating		Operating
	Net Sales	Earnings	Net Sales	Earnings

(in thousands)
Heat treating	$8,892	$522	$8,761	$774

Although sales at the heat treating unit are comparable between periods, a decline in sales of approximately 8% was offset by higher sales to a customer where the Company is required to purchase and bill the customer for steel used in the heat treating process. These steel purchases caused sales to increase for services other than heat treating. The decline in sales of 8% was due to a customer moving some of their heat treating requirements in house or to another company.

Consolidated gross profit (net sales less cost of sales and operating expenses) decreased to $3.1 million or 35% of net sales from $3.7 million or 41% of net sales. A reduction in the cost of natural gas used in the heat treating process was offset by the cost of steel associated with the increased sales to the customer described above.

Selling, general, and administrative expenses were roughly $2.8 million for both periods. The Company took a charge of approximately $248,000 to write off certain other expenses. Atmosphere Annealing realized lower SG&A expenses through a reduction in estimated health insurance costs for the quarter.

Depreciation and amortization expense for the three months ended September 30, 2002 decreased primarily as a result of the sale of buildings that were owned by the Company and, as a result of adopting FAS 142, the discontinuance of amortization of goodwill.

As a result of the above, operating earnings decreased to a loss of approximately $395,000 from earnings of $68,000 in last year’s comparable period.

Investment and interest income (loss), net decreased from income of $156,000 to a loss of $1.4 million. Maxco recognized a pre-tax charge of approximately $1.3 million on Provant stock in the current quarter (see Note 11). Interest expense decreased from the prior year quarter due to lower borrowings and a reduction in the average interest rates associated with these borrowings.

Equity in loss of affiliates increased to approximately $2.1 million from a loss of $73,000 in the prior year comparable period. A charge of $2.0 million, net of tax, was recognized in the current quarter to reduce the carrying value of the Company’s investment in real estate to a realizable amount.

Six Months Ended September 30, 2002 Compared to 2001
Net sales decreased to $17.8 million compared to $18.0 million in last year’s comparable period. Results for this period include an operating loss of $243,000 compared to earnings of $370,000 for the comparable period in 2001. Net loss was $5.6 million or $1.89 per share assuming dilution compared to last year’s net income of $123,000 or, after preferred dividends, a loss of $.03 per share assuming dilution.

Sales and operating earnings for the six months ended September 30, 2002 and 2001 by the Company’s heat treating segment were as follows:

	Six Months Ended		Six Months Ended
	September 30, 2002		September 30, 2001

Operating
		Operating		Earnings
	Net Sales	Earnings	Net Sales	(Loss)

(in thousands)
Heat treating	$17,785	$1,114	$17,799	$1,524

Although sales at the heat treating unit are comparable between periods, a decline in sales of approximately 5% was offset by higher sales to a customer where the Company is required to purchase and bill the customer for steel used in the heat treating process. These steel purchases caused sales to increase for services other than heat treating. The decline in sales of 8% was due to a customer moving some of their heat treating requirements in house or to another company.

Consolidated gross profit (net sales less cost of sales and operating expenses) decreased to $6.7 million or 38% of net sales from $7.1 million or 40% of net sales. A reduction in the cost of natural gas used in the heat treating process was offset by the cost of steel associated with the increased sales to the customer described above.

Selling, general, and administrative expenses increased to $5.6 million from $5.1 million. The Company took a charge of approximately $248,000 to write off certain other expenses.

Depreciation and amortization expense for the six months ended September 30, 2002 decreased primarily as a result of the sale of buildings that were owned by the Company and, as a result of adopting FAS 142, the discontinuance of amortization of goodwill.

As a result of the above, operating earnings decreased to a loss of approximately $243,000 from earnings of $370,000 in last year’s comparable period.

Investment and interest income (loss), net decreased from income of $590,000 to a loss of $1.3 million. Maxco recognized a pre-tax charge of approximately $1.3 million on Provant stock in the current quarter (see Note 11). Interest expense decreased from the prior year quarter due to reduced borrowings and a reduction in the average interest rate associated with these borrowings.

Equity in earnings (loss) of affiliates decreased to a loss of approximately $2.4 million from income of $14,000 in the prior year comparable period. A charge of $2.0 million, net of tax, was recognized in the current quarter to reduce the carrying value of the Company’s investment in real estate to a realizable amount.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. While approximately $2.2 million of Maxco’s debt carries a fixed rate of interest, the Company entered into an interest rate swap agreement based on a notional amount of $5.0 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate short and long term borrowings of $18.2 million at September 30, 2002. A 1% increase from the prevailing interest rates at September 30, 2002 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by approximately $148,000 based on principal balances at September 30, 2002.

CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer believe Maxco’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are effective. This conclusion was reached after an evaluation of these controls and procedures as of September 30, 2002.

b)	Changes in internal controls

We are not aware of any significant changes in the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls after September 30, 2002.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

The Company is currently in default of certain covenants as required by its lines of credit with its two principal lenders.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on August 27, 2002. The matters voted upon were the election of directors and other business which may come before the meeting (of which there was none). The results of votes were as follows:

Election of directors:

	For	Withheld

Max A. Coon	2,917,506	7,727
Eric L. Cross	2,917,666	7,567
Charles J. Drake	2,918,780	6,453
Joel I. Ferguson	2,918,108	7,125
Richard G. Johns	2,918,270	6,963
David R. Layton	2,918,176	7,057
Samuel O. Mallory	2,919,070	6,163
Vincent Shunsky	2,917,616	7,617
Michael W. Wisti	2,918,020	7,213

Item 5.	Other Information

None

Item 6(a)	Exhibits

3	Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855)

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855)

4.3	Resolution authorizing the redemption of Series Two Preferred Stock and establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.9	Asset purchase agreement — Wright Plastic Products, Inc. is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996 is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 8-K dated January 17, 1997.

10.13	Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.14	Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998 is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999, is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.20	Fifth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 1, 1999 is hereby incorporated by reference from Form 10-Q dated November 12, 1999.

10.21	Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000 is hereby incorporated by reference from Form 10-K dated July 14, 2000.

10.22	Seventh amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated January 11, 2000 is hereby incorporated by reference from Form 10-Q dated February 14, 2001.

10.23	Eighth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated March 19, 2001 is hereby incorporated by reference from Form 10-K dated July 13, 2001.

10.24	Ninth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated October 1, 2001 is hereby incorporated by reference from Form 10-Q dated February 19, 2002.

10.25	Tenth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated February 19, 2002 is hereby incorporated by reference from Form 10-K dated July 16, 2002.

10.26	Financing arrangements among Comerica Bank, Maxco, Inc., Ersco Corporation, Pak Sak Industries, Inc., and Max A. Coon dated November 8, 2002.

10.27	Financing arrangements among Comerica Bank, Maxco, Inc., Pak Sak Industries, Inc., and Max A. Coon dated November 13, 2002.

10.28	Assignment agreement among Comerica Bank, Contractor Supply Incorporated, Maxco, Inc., Ersco Corporation, Pak Sak, Inc., Max A. Coon, and Ambassador Steel Corporation dated November 13, 2002.

10.29	Obligor assignment agreement among Contractor Supply Incorporated, Maxco, Inc., and Ersco Corporation dated November 14, 2002.

10.30	Stock purchase agreement between Ersco Corporation, Maxco, Inc., and Contractor Supply Incorporated dated November 14, 2002.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350, as adopted)

Item 6(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXCO, INC.

Date: November 25, 2002	/s/ VINCENT SHUNSKY Vincent Shunsky, Vice President-Finance and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Max A. Coon, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Maxco, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002

/s/ Max A. Coon Max A. Coon Chief Executive Officer

CERTIFICATION

I, Vincent Shunsky, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Maxco, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002

/s/ Vincent Shunsky Vincent Shunsky Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.26	Financing arrangements among Comerica Bank, Maxco, Inc., Ersco Corporation, Pak Sak Industries, Inc., and Max A. Coon dated November 8, 2002.

10.27	Financing arrangements among Comerica Bank, Maxco, Inc., Pak Sak Industries, Inc., and Max A. Coon dated November 13, 2002.

10.28	Assignment agreement among Comerica Bank, Contractor Supply Incorporated, Maxco, Inc., Ersco Corporation, Pak Sak, Inc., Max A. Coon, and Ambassador Steel Corporation dated November 13, 2002.

10.29	Obligor assignment agreement among Contractor Supply Incorporated, Maxco, Inc., and Ersco Corporation dated November 14, 2002.

10.30	Stock purchase agreement between Ersco Corporation, Maxco, Inc., and Contractor Supply Incorporated dated November 14, 2002.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350, as adopted).