Form 10-Q
period 2002-12-31
MAXCO INC
filed 2003-02-14
CIK 78966

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2002

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

Yes	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2003
Common Stock	3,101,195 shares

PART I FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II OTHER INFORMATION
SIGNATURES
CERTIFICATION
EX-10.31 Asset Purchase Agreement
EX-10.32 1st Amendment to Asset Purchase Agreement
EX-10.33 2nd Amendment to Asset Purchase Agreement
EX-99.1 Certifications Pursuant to 18 USC Sec.1350

PART I

FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	December 31,	March 31,
	2002	2002
		(Restated—
	(Unaudited)	Note 12)

	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$146	$345
Accounts and notes receivable, less allowance of $144,000 ($143,000 at March 31, 2002)	8,234	7,984
Note receivable—short-term—Note 10	1,080	2,700
Advances to affiliate	3,008	3,008
Inventory	316	356
Prepaid expenses and other	329	550
Income taxes receivable and deferred taxes	425	4,506
Current assets of discontinued operations—Note 12	—	15,223

TOTAL CURRENT ASSETS	13,538	34,672
MARKETABLE SECURITIES—LONG TERM—Note 2	312	145
PROPERTY AND EQUIPMENT
Land	446	491
Buildings	6,165	9,033
Machinery, equipment, and fixtures	28,331	28,264

	34,942	37,788
Allowances for depreciation	(11,756)	(10,252)

	23,186	27,536
OTHER ASSETS
Investments	2,511	6,018
Notes and contracts receivable and other, less allowance of $335,000 at March 31, 2002	1,558	865
Note receivable—related party, less allowance of $1,165,000 ($956,000 at March 31, 2002)	2,140	2,349
Goodwill	1,424	1,424
Deferred income taxes	529	—
Non-current assets of discontinued operations—Note 12	474	14,029

	8,636	24,685

	$45,672	$87,038

	December 31,	March 31,
	2002	2002
		(Restated—
	(Unaudited)	Note 12)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable—Note 6	$19,918	$10,479
Accounts payable	2,923	2,880
Employee compensation	1,403	1,346
Taxes, interest, and other liabilities	2,745	2,033
Current maturities of long-term obligations	836	2,663
Current liabilities of discontinued operations—Note 12	313	29,109

TOTAL CURRENT LIABILITIES	28,138	48,510

LONG-TERM OBLIGATIONS, less current maturities	1,298	11,380

DEFERRED INCOME TAXES	—	1,983

NON-CURRENT LIABILITIES OF DISCONTINUED
OPERATIONS—Note 12	—	2,178

STOCKHOLDERS’ EQUITY
Preferred stock:
Series Three: 10% cumulative redeemable, $60 face value; 14,784 shares issues and outstanding	678	678
Series Four: 10% cumulative redeemable, $51.50 face value; 46,414 shares issues and outstanding	2,390	2,390
Series Five: 10% cumulative redeemable, $120 face value; 6,648 shares issues and outstanding	798	798
Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, issued — none	—	—
Common stock, $1 par value; 10,000,000 shares authorized, 3,101,195 shares issued and outstanding	3,101	3,101
Net unrealized losses	(309)	(78)
Retained earnings	9,578	16,098

TOTAL STOCKHOLDERS’ EQUITY	16,236	22,987

	$45,672	$87,038

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Three Months Ended December 31,

		2001
		(Restated—
	2002	Note 12)

	(in thousands, except per share data)
Net sales	$8,701	$8,183
Costs and expenses:
Cost of sales and operating expenses	5,405	4,938
Selling, general and administrative	2,873	2,703
Depreciation and amortization	753	823

	9,031	8,464

Operating Loss	(330)	(281)
Other income (expense)
Investment and interest income (loss), net	197	(495)
Interest expense	(683)	(496)

Loss From Continuing Operations Before Federal Income Taxes and Equity in Loss of Affiliates	(816)	(1,272)
Federal income tax benefit	(169)	(426)

Loss From Continuing Operations Before Equity in Loss of Affiliates	(647)	(846)
Equity in loss of affiliates, net of tax	(76)	(22)

Loss From Continuing Operations	(723)	(868)
Income (loss) from discontinued operations, net of tax	151	(783)

Net Loss	(572)	(1,651)

Less preferred stock dividends	(102)	(102)

Net Loss Applicable to Common Stock	$(674)	$(1,753)

Net Income (Loss) Per Common Share—Basic and Diluted
Continuing operations	$(0.27)	$(0.32)
Discontinued operations	0.05	(0.25)

	$(0.22)	$(0.57)

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Nine Months Ended December 31,

		2001
		(Restated—
	2002	Note 12)

	(in thousands, except per share data)
Net sales	$26,535	$26,147
Costs and expenses:
Cost of sales and operating expenses	16,542	15,774
Selling, general and administrative	8,452	7,848
Gain on sale of buildings	(149)	—
Depreciation and amortization	2,263	2,437

	27,108	26,059

Operating Earnings (Loss)	(573)	88
Other income (expense)
Investment and interest income (loss), net	(1,077)	94
Interest expense	(1,545)	(1,690)

Loss From Continuing Operations Before Federal Income Taxes and Equity in Loss of Affiliates	(3,195)	(1,508)
Federal income tax expense benefit	(978)	(479)

Loss From Continuing Operations Before Equity in Loss of Affiliates	(2,217)	(1,029)
Equity in loss of affiliates, net of tax	(2,487)	(8)

Loss From Continuing Operations	(4,704)	(1,037)
Loss from discontinued operations, net of tax	(1,510)	(491)

Net Loss	(6,214)	(1,528)

Less preferred stock dividends	(306)	(306)

Net Loss Applicable to Common Stock	$(6,520)	$(1,834)

Net Loss Per Common Share—Basic and Diluted
Continuing operations	$(1.61)	$(0.43)
Discontinued operations	(0.49)	(0.16)

	$(2.10)	$(0.59)

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Nine Months Ended December 31,

		2001
		(Restated—
	2002	Note 12)

	(in thousands)
Operating Activities
Net Loss	$(6,214)	$(1,528)
Loss from discontinued operations	1,510	491

Loss from continuing operations	(4,704)	(1,037)
Advances from (to) discontinued operations	(1,758)	2,750
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and other non-cash items	5,255	2,360
Changes in operating assets and liabilities	6,971	(293)

Net Cash Provided By Operating Activities	5,764	3,780
Investing Activities
Sale of businesses	8,233	—
Sale of buildings	2,500	—
Purchases of property and equipment	(433)	(556)
Sale of investment	—	750
Payment received on notes receivable	—	591
Other	(57)	(59)

Net Cash Provided By Investing Activities	10,243	726
Financing Activities
Net repayments on lines of credit	(10,206)	(900)
Repayments on other debt obligations	(6,000)	(2,696)
Payments on contingent liability	—	(1,113)
Dividends paid on preferred stock	—	(306)

Net Cash Used In Financing Activities	(16,206)	(5,015)

Decrease in Cash and Cash Equivalents	(199)	(509)
Cash and Cash Equivalents at Beginning of Period	345	836

Cash and Cash Equivalents at End of Period	$146	$327

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
December 31, 2002
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

The financial statements for the prior periods have been restated due to the sales of the Company’s subsidiaries, Ersco Corporation and Pak Sak Industries.

Certain other amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2 — MARKETABLE SECURITIES
The Company classifies its investments in equity securities with readily determinable fair values as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. A decline in the market value of Provant, Inc. common stock ($102,000 since March 31, 2002) has been recorded in investment and interest income, net as the Company deemed the decline as other than temporary. On November 14, 2002 Maxco received 2,587,859 shares of Provant stock as part of the additional consideration to be received as one of the former shareholders of Strategic Interactive, Inc. (see Note 10).

NOTE 3 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

		2001		2001
	2002	Restated	2002	Restated

	(in thousands, except per share data)
NUMERATOR:
Loss from continuing operations	$(723)	$(868)	$(4,704)	$(1,037)
Income (loss) from discontinued operations	151	(783)	(1,510)	(491)

Net loss	(572)	(1,651)	(6,214)	(1,528)
Preferred stock dividends	(102)	(102)	(306)	(306)

Numerator for basic and diluted earnings per share— loss available to common stockholders	$(674)	$(1,753)	$(6,520)	$(1,834)

DENOMINATOR:
Denominator for basic and diluted earnings per share—weighted average shares	3,101	3,101	3,101	3,101

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	(0.27)	(0.32)	1.61	(0.43)
Discontinued operations	0.05	(0.25)	(0.49)	(0.16)

	$(0.22)	$(0.57)	$(2.10)	$(0.59)

NOTE 4 — COMPREHENSIVE INCOME
The components of comprehensive income for the three and nine months ended December 31, 2002 and 2001 are as follows:

	Three Months Ended		Nine Months Ended
	December 30,		December 30,

	2002	2001	2002	2001

		(in thousands)
Net loss	$(572)	$(1,651)	$(6,214)	$(1,528)
Unrealized gains (losses) on marketable securities	(56)	2,075	(62)	1,140
Unrealized gains (losses) on swap agreement	6	49	(169)	(83)

Comprehensive loss	$(622)	$473	$(6,445)	$(471)

The components of accumulated comprehensive loss, net of related tax at December 31, 2002 and March 31, 2002 are as follows:

	December 31,	March 31,
	2002	2002

	(in thousands)
Unrealized gain (loss) on marketable securities	$(56)	$6
Unrealized loss on swap agreement	(253)	(84)

	$(309)	$(78)

NOTE 5 — INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

		March 31,
	December 31,	2002
	2002	Restated

	(in thousands)
Identifiable assets:
Heat treating	$28,407	$31,444
Assets of discontinued operations	474	29,252
Corporate and other	14,280	20,324
Investments and advances	2,511	6,018

Total Identifiable Assets	$45,672	$87,038

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

		2001		2001
	2002	Restated	2002	Restated

		(in thousands)
Net sales:
Heat treating	$8,663	$8,101	$26,448	$25,900
Corporate and other	38	82	87	247

Total Net Sales	$8,701	$8,183	$26,535	$26,147

Operating earnings (loss):
Heat treating	$327	$348	$1,441	$1,872
Corporate and other	(657)	(629)	(2,014)	(1,784)

Total Operating Earnings (Loss)	$(330)	$(281)	$(573)	$88

Depreciation and amortization expense:
Heat treating	$740	$752	$2,220	$2,221
Corporate and other	13	71	43	216

Total Depreciation and Amortization Expense	$753	$823	$2,263	$2,437

Capital expenditures:
Heat treating	$270	$—	$433	$556
Corporate and other	—	—	—	—

Total Capital Expenditures	$270	$—	$433	$556

Accounting policies of the business segments are consistent with those described in the summary of significant accounting policies (see Note 1).

Identifiable assets are those assets that are used in Maxco’s operations in each industry segment. Corporate assets are principally cash, notes receivable, investments, and corporate office properties.

Maxco has no significant foreign operations or export sales.

NOTE 6 — DEBT
The Company was in default of financial covenants required by its lenders. As such, the outstanding balance on the borrowings with these lenders, $16.1 million at December 31, 2002, has been classified as current in the accompanying financial statements. Forbearance agreements, which expire in less than one year, have been reached with the lenders. At December 31, 2002 the Company was in default of certain covenants of one of the forbearance agreements and will work with the lender to rectify the default issues.

The Company has guaranteed various debt obligations of certain real estate investments of its less than majority owned entities in the aggregate amount of approximately $33.0 million as of December 31, 2002. As a result of the sale of the real estate portfolio of L/M Associates II, as described in Note 11, this guaranteed amount was reduced to approximately $14.8 million subsequent to December 31, 2002. Certain of these debt agreements are currently in default. Extensions or forbearance agreements have been issued by some of the respective banks and the applicable entities are currently working with the lenders to rectify the default issues. However, efforts to negotiate a forbearance agreement or extension with one of the lenders, representing approximately $8.6 million (reduced by $2.5 million in January 2003) in loans guaranteed or assumed by Maxco and other guarantors, have failed and the lender has commenced a suit for foreclosure on the properties. The Company is hopeful that the properties will be sold or refinanced prior to the completion of any foreclosure action. A parcel was sold in January 2003 that reduced the above guaranteed amounts by $2.5 million. The Company does not believe that there is any unusual degree of risk related to these guarantees because of sufficient underlying asset values supporting the respective debt obligations.

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

NOTE 7 — FEDERAL INCOME TAXES
The Company’s effective tax rate varied from the statutory rate of 34% due to certain expenses, which are not deductible for tax purposes.

NOTE 8 — DIVIDENDS
Effective January 1, 2002, the Maxco Board of Directors suspended the payment of dividends on all preferred stock. These dividend payments have been accrued in the accompanying financial statements and totaled approximately $510,000 at December 31, 2002.

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF SFAS No. 142
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

The Company will continue to perform an impairment review on an annual basis (or more frequently if impairment indicators arise). The first annual review will take place in the fourth quarter of fiscal 2003.

The following table presents net loss and net loss per share information as if goodwill were no longer amortized as of April 1, 2001:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

	(in thousands, except per share data)
Net loss	$(572)	$(1,572)	$(6,214)	$(1,293)
Net loss per common share—basic and diluted	$(0.22)	(0.51)	$(2.10)	(0.42)

NOTE 10 — INVESTMENT IN PROVANT, INC.
The Company had a note receivable of $2.7 million representing its share of the additional consideration to be received as one of the former shareholders of Strategic Interactive, Inc. (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998). A portion of the payment representing roughly $1.6 million was paid on November 14, 2002 in the form of Provant common stock based on a per share price of $0.626. Since the market price of Provant stock was $0.14 at September 30, 2002, Maxco recognized a pre-tax charge of approximately $1.3 million in other income (expense) in the second quarter. The remaining portion of the payment, approximately $1.1 million, was received in January 2003.

NOTE 11 — SALE OF REAL ESTATE PORTFOLIO
Maxco has an ownership interest ranging from 25-50% in primarily two LLC’s that have been involved in the development and ownership of real estate in central Michigan. Effective January 1, 2000, a Master LLC (L/M Associates II) was formed consisting of the majority of the stabilized buildings in which Maxco had an ownership interest. At March 31, 2002 Maxco’s ownership interest in the Master LLC was approximately 31%. The other LLC (L/M Associates) includes buildable sites on developed land, properties that are not fully leased, or individual properties not included in the Master LLC.

In early 2002, Maxco, as managing member of L/M Associates, began negotiations to sell the real estate portfolio of L/M Associates II, of which L/M Associates is the manager. In June 2002, L/M Associates II entered into an agreement to sell the properties within the Master LLC to an outside investor. The transaction was approved by more than 75% of the member interests in July 2002. A preliminary closing occurred in August 2002. The transaction was completed in January 2003. As part of this transaction, L/M Associates agreed to reinvest a portion of its distributable share of the proceeds to acquire approximately a 15% interest in the acquiring entity. By agreement, this investment is scheduled to be repurchased by June 2004. Approximately $18.2 million of Maxco’s guarantees on its real estate debt were eliminated as a result of the sale of the Master LLC.

An impairment charge of $2.0 million, net of tax, was recognized in the second quarter to reduce the carrying value of the Company’s investment in real estate to a realizable amount.

NOTE 12 -— DISCONTINUED OPERATIONS
Effective September 27, 2002, Maxco agreed to sell the business and substantially all the assets (consisting principally of accounts receivable, inventory and fixed assets) of Maxco’s wholly owned subsidiary, Pak Sak Industries, Inc. to Packaging Personified, Inc. and related parties. The assets were purchased for cash and an assumption of certain liabilities. The Company adjusted the carrying value of Pak Sak to the sale price resulting in a pre-tax charge of $540,000 to discontinued operations in the second quarter. The sale closed on November 27, 2002.

On November 14, 2002, Maxco completed an agreement to sell its wholly owned subsidiary, Ersco Corporation to Contractor Supply Incorporated for cash and retired certain other debt of Maxco in excess of the sale price resulting in a note payable to the purchaser of approximately $3.0 million. The Company adjusted the carrying value of Ersco to the estimated sale price resulting in a pre-tax charge of $2.0 million to discontinued operations in the second quarter.

Sales and operating earnings for Ersco and Pak Sak for the three and nine months ending December 31, 2002 and 2001 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2002(A)	2001	2002 (A) (B)	2001

		(in thousands)
Net sales:
Ersco	$8,191	$17,820	$61,233	$79,026
Pak Sak	1,488	3,046	8,047	9,848

	$9,679	$20,866	$69,280	$88,874

Operating earnings (loss):
Ersco	$64	$(607)	$(820)	$723
Pak Sak	369	(162)	(537)	(154)

	$433	$(769)	$(1,357)	$569

(A) Results of operations for the three and nine month periods ended December 31, 2002 are through the respective dates of sale.

(B) Results of operations for the nine month period ended December 31, 2002 include adjustments to the sales price.

The results of operations for these units have been reported separately as discontinued operations in the consolidated statements of operations for the current and prior periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
December 31, 2002

MATERIAL CHANGES IN FINANCIAL CONDITION
 Cash provided by operating activities amounted to $5.8 million for the nine months. Earnings and changes in working capital components generated $7.6 million while advances to operations discontinued in the third quarter used $1.8 million.

Cash was generated by investing activities during the period as a result of the sales of Ersco and Pak Sak and two buildings that were owned by the Company. These proceeds were used to retire debt.

Repayments on debt obligations amounted to $16.2 million for the nine month period.

At December 31, 2002, the Company classified certain of its borrowings as short term due to the Company being in default of certain covenants. Forbearance agreements have been reached with the lenders that expire in less than one year. At December 31, 2002 the Company was in default of certain covenants of one of the forbearance agreements and will work with the lender to rectify the default issues.

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

At December 31, 2002, the 2,240,605 shares of Integral Vision (formerly Medar) common stock that Maxco owns had an aggregate market value of approximately $202,000. Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented, as the Company owns greater than 20% of Integral Vision’s outstanding stock.

At December 31, 2002, the 2,837,089 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $312,000. On November 14, 2002 Maxco received 2,587,859 shares of Provant stock as part of the additional consideration to be received as one of the former shareholders of Strategic Interactive, Inc. Maxco’s investment in Provant is reflected in Maxco’s financial statements under the cost method as an available-for-sale security as the Company owns less than 20% of Provant’s outstanding stock.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
Three Months Ended December 31, 2002 Compared to 2001

Net sales increased to $8.7 million compared to $8.2 million in last year’s third quarter. Third quarter results reflect an operating loss of $330,000 compared to a loss of $281,000 for the comparable period in 2001. Net loss was $572,000 or $.22 per share assuming dilution compared to last year’s net loss of $1.7 million or $.57 per share assuming dilution.

Sales and operating earnings for the three months ending December 31, 2002 and 2001 by the Company’s heat treating segment were as follows:

	Three Months Ended		Three Months Ended
	December 31, 2002		December 31, 2001

		Operating		Operating
	Net Sales	Earnings	Net Sales	Earnings

(in thousands)
Heat treating	$8,663	$327	$8,101	$348

Although sales at the heat treating unit increased over the prior year, a decline in sales of approximately 2.7% was offset by higher sales to a customer where the Company is required to purchase and bill the customer for steel used in the heat treating process. These steel purchases caused sales to increase for services other than heat treating. The decline in sales of 2.7% was due to a customer moving some of their heat treating requirements in house or to another company.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased to $3.3 million or 38% of net sales from $3.2 million or 40% of net sales. Reductions in the cost of natural gas used in the heat treating process and other expenses were offset by the cost of steel associated with the increased sales to the customer described above.

Selling, general, and administrative expenses increased to $2.9 million from $2.7 million in the prior year. Atmosphere Annealing’s SG&A expenses increased as a result of higher insurance costs.

Depreciation and amortization expense for the three months ended December 31, 2002 decreased primarily as a result of the sale of buildings that were owned by the Company and, as a result of adopting FAS 142, the discontinuance of amortization of goodwill.

As a result of the above, operating earnings decreased to a loss of approximately $330,000 from a loss of $281,000 in last year’s comparable period.

Investment and interest income (loss), net increased from a loss of $495,000 to earnings of $197,000. In the prior year period the Company recorded investment income of $2.0 million representing additional consideration to be received from Provant from the sale of the Company’s investment in Strategic Interactive, Inc. and a charge of $3.1 million to recognize a decline in the value of its investment in Provant, Inc. that was deemed other than temporary. The Company also recognized a gain in the prior year period of approximately $422,000 on the sale of its investment in Mid-State Industrial Services.

Equity in earnings (loss) of affiliates decreased to a loss of approximately $76,000 from a loss of $22,000 in the prior year comparable period.

Nine Months Ended December 31, 2002 Compared to 2001
 Net sales increased to $26.5 million compared to $26.1 million in last year’s comparable period. Results for this period include an operating loss of $573,000 compared to earnings of $88,000 for the comparable period in 2001. Net loss was $6.2 million or $2.10 per share assuming dilution compared to last year’s net loss of $1.5 million or $.59 per share assuming dilution.

Sales and operating earnings for the nine months ended December 31, 2002 and 2001 by the Company’s heat treating segment were as follows:

	Nine Months Ended		Nine Months Ended
	December 31, 2002		December 31, 2001

Operating
		Operating		Earnings
	Net Sales	Earnings	Net Sales	(Loss)

(in thousands)
Heat treating	$26,448	$1,441	$25,900	$1,872

Although sales at the heat treating unit increased slightly over the prior year, a decline in sales of approximately 4.3% was offset by higher sales to a customer where the Company is required to purchase and bill the customer for steel used in the heat treating process. These steel purchases caused sales to increase for services other than heat treating. The decline in sales of 4.3% was due to a customer moving some of their heat treating requirements in house or to another company.

Consolidated gross profit (net sales less cost of sales and operating expenses) decreased to $10.0 million or 38% of net sales from $10.4 million or 40% of net sales. Reductions in the cost of natural gas used in the heat treating process, production wages, and maintenance costs were offset by the cost of steel associated with the increased sales to the customer described above.

Selling, general, and administrative expenses increased to $8.5 million from $7.8 million. The Company took a charge of approximately $248,000 to write off certain other expenses. Atmosphere Annealing’s SG&A expenses increased as a result of higher insurance costs.

Depreciation and amortization expense for the nine months ended December 31, 2002 decreased primarily as a result of the sale of buildings that were owned by the Company and, as a result of adopting FAS 142, the discontinuance of amortization of goodwill.

As a result of the above, operating earnings decreased to a loss of approximately $573,000 from earnings of $88,000 in last year’s comparable period.

Investment and interest income (loss), net decreased from income of $94,000 to a loss of $1.1 million. Maxco recognized a pre-tax charge of approximately $1.3 million on Provant stock in the second quarter (see Note 10). Interest expense decreased from the prior year period due to reduced borrowings.

Equity in earnings (loss) of affiliates decreased to a loss of approximately $2.5 million from a loss of $8,000 in the prior year comparable period. A charge of $2.0 million, net of tax, was recognized in the second quarter to reduce the carrying value of the Company’s investment in real estate to a realizable amount.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. While approximately $2.1 million of Maxco’s debt carries a fixed rate of interest, the Company entered into an interest rate swap agreement based on a notional amount of $5.0 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate short and long term borrowings of $16.1 million at December 31, 2002. A 1% increase from the prevailing interest rates at December 31, 2002 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by approximately $129,000 based on principal balances at December 31, 2002.

CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer believe Maxco’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are effective. This conclusion was reached after an evaluation of these controls and procedures as of December 31, 2002.

b)	Changes in internal controls

We are not aware of any significant changes in the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls after December 31, 2002.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

The Company is currently in default of certain covenants as required by its lines of credit with its two principal lenders.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6(a)	Exhibits

3	Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.3	Resolution authorizing the redemption of Series Two Preferred Stock and establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.9	Asset purchase agreement — Wright Plastic Products, Inc. is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996 is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 8-K dated January 17, 1997.

10.13	Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.14	Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998 is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999, is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.20	Fifth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 1, 1999 is hereby incorporated by reference from Form 10-Q dated November 12, 1999.

10.21	Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000 is hereby incorporated by reference from Form 10-K dated July 14, 2000.

10.22	Seventh amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated January 11, 2000 is hereby incorporated by reference from Form 10-Q dated February 14, 2001.

10.23	Eighth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated March 19, 2001 is hereby incorporated by reference from Form 10-K dated July 13, 2001.

10.24	Ninth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated October 1, 2001 is hereby incorporated by reference from Form 10-Q dated February 19, 2002.

10.25	Tenth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated February 19, 2002 is hereby incorporated by reference from Form 10-K dated July 16, 2002.

10.26	Financing arrangements among Comerica Bank, Maxco, Inc., Ersco Corporation, Pak Sak Industries, Inc., and Max A. Coon dated November 8, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.27	Financing arrangements among Comerica Bank, Maxco, Inc., Pak Sak Industries, Inc., and Max A. Coon dated November 13, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.28	Assignment agreement among Comerica Bank, Contractor Supply Incorporated, Maxco, Inc., Ersco Corporation, Pak Sak, Inc., Max A. Coon, and Ambassador Steel Corporation dated November 13, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.29	Obligor assignment agreement among Contractor Supply Incorporated, Maxco, Inc., and Ersco Corporation dated November 14, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.30	Stock purchase agreement between Ersco Corporation, Maxco, Inc., and Contractor Supply Incorporated dated November 14, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.31	Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated September 27, 2002.

10.32	First Amendment to Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated October 30, 2002.

10.33	Second Amendment to Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated November 25, 2002.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted).

Item 6(b)	Reports on Form 8-K None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXCO, INC.

Date: February 14, 2003	/s/ VINCENT SHUNSKY Vincent Shunsky, Vice President-Finance and Treasurer (Principal Financial and Accounting Officer)

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

Date: February 14, 2003

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

Date: February 14, 2003

/s/ Vincent Shunsky Vincent Shunsky Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.31	Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated September 27, 2002.

10.32	First Amendment to Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated October 30, 2002.

10.33	Second Amendment to Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated November 25, 2002.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350, as adopted).