Form 10-K
period 2003-03-31
MAXCO INC
filed 2003-06-30
CIK 78966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 2003: $6,174,215.

At May 31, 2003, there were 3,101,195 outstanding shares of Registrant’s common stock.

Documents Incorporated By Reference

NONE

MAXCO, INC.
ANNUAL REPORT ON FORM 10-K

ITEM		PAGE

1	Business	3
2	Properties	5
3	Legal Proceedings	5
4	Submission of Matters to a Vote of Security Holders	5
5	Market for Registrant’s Common Equity and Related Shareholder Matters	6
6	Selected Financial Data	7
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
7A	Quantitative and Qualitative Disclosures About Market Risk	14
8	Financial Statements and Supplemental Data	14
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14
10	Directors and Executive Officers of the Registrant	15
11	Executive Compensation	16
12	Security Ownership of Certain Beneficial Owners and Management	20
13	Certain Relationships and Related Transactions	21
14	Controls and Procedures	21
15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	22
	Signatures	24
	Certifications	25
	List of Financial Statements and Financial Statement Schedules	28

PART I

ITEM 1 - BUSINESS
Maxco, Inc. (“the Company”) is a Michigan corporation incorporated in 1946. Maxco currently operates in the heat-treating business segment through Atmosphere Annealing Inc., a production metal heat-treating service company. Maxco also has investments in real estate and investments representing less than majority interests in the following: a registered investor advisory firm; a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the Internet; a company offering a business-to-business vertical web portal designed to bring solution-seekers together with solution-providers; a limited partnership that has equity investments in companies focused on the information technology, telecommunications, and medical technology markets; two technology-related businesses; and one energy-related business.

During the year ended March 31, 2003, Maxco sold its wholly owned subsidiary, Ersco Corporation and sold the business and substantially all of the assets of its wholly owned subsidiary, Pak Sak Industries, Inc. Additionally, Maxco’s unconsolidated real estate affiliate, L/M Associates II, sold a significant portion of its portfolio. The Company reduced the carrying amount of its remaining investment in real estate by $4.7 million and recorded a charge to income to recognize a $3.3 million decline in the value of certain other investments. Maxco received additional consideration as final payment from the sale of Strategic Interactive (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998) in the form of cash and Provant stock.

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

Since Atmosphere is a service business, inventory levels for this segment are traditionally small and consist mainly of steel inventory, various lubricants and other materials used in the heat treating, phosphate coating or bar shearing and sawing process. Inventories of this segment represent 100% of Maxco’s total inventories at March 31, 2003. In addition to pickup and delivery of consigned inventory by its customers, Atmosphere maintains its own trucks, which are in operation 24 hours a day throughout the Midwest to insure prompt pickup and delivery.

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

Sales for this unit are fairly consistent throughout the year with the exception of lower volume during model changeovers for its automotive customers in July, and during the winter holiday season. Sales to a single or a few customers are significant to this segment. This segment accounted for 100% of consolidated net sales for the years ended March 31, 2003, 2002, and 2001.

INVESTMENT IN REAL ESTATE
Maxco has ownership interests ranging from 25-50% in primarily two LLC’s which have been involved in the development and ownership of real estate in central Michigan. Effective January 1, 2000, a Master LLC (L/M Associates II) was formed consisting of the majority of the stabilized buildings in which Maxco and others had an ownership interest. At March 31, 2003 Maxco’s ownership interest in the Master LLC was approximately 31%. The other LLC (L/M Associates) includes properties under development that are not fully leased or individual properties not included in the Master LLC.

In early 2002, Maxco, as managing member of L/M Associates, which is the managing member of L/M Associates II, began negotiations to sell substantially all of the properties in the real estate portfolio of L/M Associates II. In June 2002, L/M Associates II entered into an agreement to sell the properties within the Master LLC to an outside investor. The transaction was approved by more than 75% of the member interests in July 2002. This transaction was completed in January 2003. As part of this transaction, L/M Associates agreed to reinvest a portion of its distributable share of the proceeds to acquire approximately a 16% interest in the acquiring entity. By agreement, this investment may be repurchased prior to July 2004 by a member of the acquiring entity. After July 2004, L/M Associates has the ability to require the same member to repurchase the investment. Approximately $18.2 million of Maxco’s guarantees on its real estate debt were eliminated as a result of the sale of the Master LLC properties.

Impairment charges totaling $4.7 million were recognized during the year to reduce the carrying value of the Company’s investment in real estate to the estimated realizable value.

Additionally, the Company is actively pursuing the liquidation of the remaining portion of Maxco’s real estate investments.

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

Maxco’s equity interest is 20% or greater in the following companies and consequently is accounted for using the equity method: approximately a 24% interest in Integral Vision, Inc. (formerly Medar, Inc.), a company that develops, manufactures, and markets microprocessor-based process monitoring and control systems related to optical inspection for use in industrial manufacturing environments; a one-third interest in Blasen Brogan Asset Management Company, a registered investor advisory firm; approximately a 12% direct (36% indirect) interest in Phoenix Financial Group, LTD and its subsidiary Cambridge Group Investments, LTD (dba Bondpage.com), a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the Internet; a 50% equity interest in Foresight Solutions, Inc., a developer of accounting and business software for small to medium size businesses; and a 50% interest in Robinson Oil Company, LLC, which is in the business of acquiring and developing oil and gas interests.

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

The Company recorded an impairment charge of $3.3 million related to its investments in Integral Vision, Foresight Solutions, Inc., MYOEM.COM, and Vertical VC in 2003.

In November 1999, Maxco began accounting for its investment in Provant, Inc. common stock as securities available for sale as defined by FASB 115. Consequently, the securities are carried at market value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. In 2003 and 2002 the Company recognized previously unrealized losses on its investment in Provant as other than temporary impairments in its statement of operations of $1.4 million and $3.1 million, respectively. In 2003, Maxco received additional consideration as one of the former shareholders of Strategic Interactive (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998) in the form of cash and Provant stock. At March 31, 2003, the unrealized loss on Provant stock was approximately $56,000 net of tax.

DISCONTINUED OPERATIONS
Maxco’s discontinued operations include Ersco Corporation, which distributes concrete construction products and accessories, fabricates reinforcing steel and rents concrete forms used in road and commercial building construction; and Pak-Sak Industries, Inc., which extrudes polyethylene film and converts it into a variety of polyethylene bags and packaging materials.

For additional information regarding the Company’s discontinued operations, see Note 12 to “Notes to Consolidated Financial Statements.”

RESEARCH AND DEVELOPMENT
Expenditures on research activities related to development or improvement of products were not significant.

MAJOR CUSTOMERS
The nature of the Company’s services may produce sales to one or a small number of customers in excess of 10% of total sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s results of operations. For the year ended March 31, 2003 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 27.2% and 17.3% of consolidated sales, respectively. Amounts due from these customers represented 41.8% of the respective outstanding trade receivable balance at March 31, 2003. For the year ended March 31, 2002 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 20.1% and 15.7% of consolidated sales, respectively. Amounts due from these customers represented 37.5% of the respective outstanding trade receivable balance at March 31, 2002. For the year ended March 31, 2001 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 14.8% and 20.7% of consolidated sales, respectively.

ENVIRONMENTAL FACTORS
Compliance by Maxco and its operating subsidiaries with environmental protection laws had no material effect on capital expenditures, earnings, or competitive position.

EMPLOYEES
At March 31, 2003, Maxco and its wholly owned subsidiaries employed approximately 280 full time employees.

EXPORT SALES AND FOREIGN OPERATIONS
The Company and its operating subsidiaries had no foreign operations or material export sales during the years ended March 31, 2003, 2002, or 2001.

ITEM 2 - PROPERTIES
The following table provides information relative to the principal properties owned or leased by the Company and its operating subsidiaries as of March 31, 2003. The Company considers its facilities to be in good operating condition.

LOCATION	APPROXIMATE SIZE		OWNED/LEASED	USE

HEAT TREATING

Atmosphere Annealing, Inc.
Lansing, MI	145,000	sq ft	Leased	Plant and administrative offices
Lansing, MI	58,000	sq ft	Leased	Heat treating plant
Canton, OH	160,000	sq ft on 8 acres	Owned(A)	Heat treating plant
N. Vernon, IN	88,000	sq ft on 6 acres	Owned(A)	Heat treating plant
CORPORATE

Maxco, Inc.
Lansing, MI	7,200	sq ft on 1.9 acres	Owned(A)	Executive offices
Thornapple Township, MI	150	acres	Owned(B)	Held for investment
Eaton Rapids, MI	9,300	sq ft on 1.5 acres	Owned	Leased to Axson, N.A.
Sparta, MI	78,000	sq ft on 2.5 acres	Owned(A)	Leased to Packaging Personified, Inc.

(A)Subject to a mortgage
(B)Property was sold subsequent to March 31, 2003

Expiration dates of leases relative to the Company’s principal properties range from 2003 to 2016. Leases expiring within 12 months are expected to be renewed at substantially the same terms as the present leases.

ITEM 3 - LEGAL PROCEEDINGS
None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Maxco’s common stock trades on the Nasdaq SmallCap Market under the symbol MAXC. The approximate number of record and beneficial holders of Maxco’s common stock at May 31, 2003 was 500.

The range of high and low sales prices for the last two years as reported by NASDAQ were:

YEAR	QUARTER ENDED	HIGH	LOW

2001	March 31	9.50	5.25
	June 30	7.75	5.52
	September 30	7.03	4.66
	December 31	7.00	2.70
2002	March 31	7.37	4.16
	June 30	6.44	4.84
	September 30	6.00	4.31
	December 31	7.16	4.40
2003	March 31	6.50	1.53

No cash dividends on common stock have been paid during any period.

ITEM 6 - SELECTED FINANCIAL DATA

	Year Ended March 31,
	2003	2002	2001	2000	1999

	(in thousands, except per share data)

Net sales (3)	$36,827	$34,696	$39,560	$40,700	$36,042
Loss on investment (1)	(9,320)	(3,103)	(1,362)	(860)	—
Income (loss) before equity in net income (loss) of affiliates and discontinued operations (3)	(10,474)	(1,299)	(1,697)	(508)	822
Equity in net income (loss) of affiliates, net of tax	(614)	(528)	(2,098)	278	(395)
Income (loss) from discontinued operations (3)	(1,737)	(2,674)	(1,010)	546	361

Net income (loss)	(12,825)	(4,501)	(4,805)	316	788

Net income (loss) per share—diluted Continuing operations	(3.71)	(0.72)	(1.35)	(0.20)	0.01
Discontinued operations (3)	(0.56)	(0.86)	(0.33)	0.17	0.11

Net income (loss) per share (2)	$(4.27)	$(1.58)	$(1.68)	$(0.03)	$0.12

	At March 31:
	2003	2002	2001	2000	1999

	(in thousands)

Total assets	$38,422	$87,038	$97,450	$102,222	$85,430
Assets of discontinued operations (3)	474	29,252	38,428	39,786	29,035
Long-term obligations (net of	1,113	11,380	10,606	18,004	20,021
current obligations)
Working capital (deficit)	(19,306)	(16,846)	(15,250)	(10,695)	8,550

NOTES

(1)	Includes the following charges for impairment of the Company’s investments:

	Year Ended March 31,
	2003	2002	2001	2000

	(in thousands)

Provant	$1,360	$3,103	$—	$—
Real estate	4,698	—	—	—
Foresight Solutions	2,790	—	—	—
Integral Vision	122	—	1,362	—
Vertical VC	250	—	—	—
MYOEM.COM	100	—	—	—
Axson	—	—	—	860

	$9,320	$3,103	$1,362	$860

(2)	Net income (loss) per share amounts assume dilution for all years presented.

(3)	In accordance with FASB Statement No. 144, the Company reclassified its results from operations for discontinued operations. See Note 12 to the audited consolidated financial statements.

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

Principles of Consolidation and Transactions With Affiliates
The consolidated financial statements include the accounts of Maxco, Inc. and its majority owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Investments in greater than 20% owned unconsolidated investments are accounted for under the equity method. Investments in less than 20% owned affiliates are accounted for under the cost method. Transactions with equity affiliates are in the ordinary course of business and are conducted on an arm’s-length basis. Certain investments in equity affiliates and other activities may be between related parties and are conducted on an arm’s-length basis.

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

On August 17, 2001 the Company’s previously wholly owned subsidiary, Ersco Corporation, entered into a sale-leaseback agreement involving some of its concrete forming products with a limited liability company in which Mr. Coon is a member. Ersco sold approximately $3.0 million in assets to the LLC that are now being leased back to Ersco for a period of 60 months.

The Company’s policy has been to advance funds to its equity holdings as operating cash is required. As of March 31, 2003, the Company has advances to its affiliates totaling $3.0 million.

In addition, the Company has provided the guarantee of various debt obligations of certain real estate and other investments in an aggregate amount of approximately $5.1 million as of May 31, 2003 ($40.0 million at May 31, 2002). Certain of the debt agreements related to its real estate investments, which Maxco and other guarantors have guaranteed, are in default at March 31, 2003. Extensions or forbearance agreements have been issued by some of the respective banks and the applicable entities are currently working to liquidate the properties to satisfy the requirements of the lenders. L/M Associates and Maxco, and other interested parties, have reached an agreement with the lender for final resolution of the matter. As a result, Maxco’s guarantee exposure under the issue is limited to $100,000. The Company is hopeful that the properties will be sold or refinanced prior to the completion of any foreclosure action. The Company does not believe that there is any unusual degree of risk related to these guarantees because of sufficient underlying asset values supporting the respective debt obligations.

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

The Company reviews its investments to determine if the value shows a decline that has been deemed other than temporary. Maxco’s investment in real estate was reduced by $4.7 million in 2003 related to other than temporary impairment. Investments in Integral Vision, Foresight Solutions, Inc., MYOEM.COM, and Vertical VC were impaired in 2003 resulting in a charge of $3.3 million. Maxco’s investment in Provant was impaired by $1.4 million in 2003 and $3.1 million in fiscal 2002 as a result of the fair value of Provant’s common stock being less than the Company’s investment. Additionally, the Company recorded a charge of $1.4 million in 2001 to recognize a decline in the value of its investment in Integral Vision that had been deemed other than temporary.

Revenue Recognition
The Company recognizes revenue from product sales upon transfer of title, which is upon shipment. An estimate of reserves is recorded for anticipated returns and credit memos which will be issued on sales recognized to date. The SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Goodwill, Intangible and Other Long-Lived Assets
Property, plant, and equipment, and certain other definite-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the asset will be useful to the Company.

Effective April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”) which resulted in the discontinuance of amortization of goodwill and indefinite-lived intangible assets that were recorded in connection with previous business combinations. Goodwill, intangible, and other long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. If management believes impairment may exist, an assessment is performed. This assessment consists of comparing the estimated undiscounted future cash flows with the carrying amount of the long-lived assets. If the undiscounted future cash flows are less than the carrying amounts of the long-lived assets, the Company adjusts the carrying amount of the long-lived assets to their estimated fair value. Fair value is determined by anticipated future cash flows discounted at a rate commensurate with the risk involved. All of the Company’s goodwill is related to the heat treating segment. Goodwill totaled approximately $1.4 million at March 31, 2003 and represented 3% of total assets. Amortization expense for the years ended March 31, 2003, 2002, and 2001 was $30,000, $277,000, and $434,000, respectively.

During 2003, the Company performed the impairment tests of its goodwill and indefinite-lived intangible assets required by SFAS No. 142. The Company’s tests indicated that the fair value of its heat treating segment, which was determined by using discounted cash flows and market multiples, exceeded the carrying value. As a result, the Company did not record an impairment charge for this segment in the accompanying financial statements. The Company will continue to perform an impairment review on an annual basis (or more frequently if impairment indicators arise).

The following table presents net loss and net loss per share information as if goodwill were no longer amortized as of April 1, 2000:

	Year Ended March 31,
	2003	2002	2001

	(in thousands, except per share data)
Net loss	$(12,825)	$(4,342)	$(4,568)
Net loss per common share—basic and diluted	$(4.27)	(1.53)	$(1.60)

RESULTS OF OPERATIONS
The following is a discussion of the major elements relating to Maxco’s financial and operating results for 2003 compared with 2002, and 2002 compared with 2001. The comments that follow should be read in conjunction with Maxco’s Consolidated Financial Statements and related notes, contained in Part II, Item 8 of this report.

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

2003 versus 2002
Net sales increased to $36.8 million in 2003 compared to $34.7 million in 2002. Operating loss was $534,000 in 2003 compared to a loss of $9,000 for the comparable period in 2002. Net loss was $12.8 million, a loss of $13.2 million after preferred dividends, or a loss of $4.27 per share assuming dilution compared to last year’s net loss of $4.5 million, a loss of $4.9 million after preferred dividends, or a loss of $1.58 per share assuming dilution.

Sales and operating earnings for the years ending March 31, 2003 and 2002 by the Company’s heat treating and corporate and other segments were as follows:

	Year Ended		Year Ended
	March 31, 2003		March 31, 2002

		Operating		Operating
		Earnings		Earnings
	Net Sales	(Loss)	Net Sales	(Loss)

(in thousands)
Heat treating	$36,740	$2,147	$34,364	$2,482
Corporate and other	87	(2,681)	332	(2,491)

The increase in net sales at the heat treating segment was due to increased business with Honda of America Manufacturing, Inc. Offsetting this increase was a decrease in sales to a customer who moved a portion of their heat treating requirements in-house or to another vendor. The decrease in revenue at corporate was due to a reduction in rental income of $257,000 from the prior year as a result of the sale of two buildings in the first quarter.

Consolidated gross profit (net sales less cost of sales and operating expenses) decreased $660,000 to $13.5 million from $14.2 million. Consolidated gross margin (gross profit as a percentage of net sales) decreased to 36.7% from 40.9%. The decrease in heat treating sales to a customer who moved a portion of their heat treating requirements in-house or to another vendor was the primary reason that gross profit declined in 2003. Reductions in the costs of labor, natural gas, and shipping totaling $788,000 were offset by higher maintenance costs of $559,000. Gross margin decreased primarily as a result of the increased sales to Honda. By agreement, the Company is required to purchase and bill Honda for the steel used in the heat treating process resulting in lower margins. Contributing to the decline in gross profit and gross margin was the reduction in rental income of $257,000 described above.

Selling, general, and administrative (“SG&A”) expenses increased $277,000 or 2.5% to $11.3 million from $11.0 million. Fees charged by a primary lender of approximately $138,000 and costs associated with efforts to secure alternative financing totaling $248,000 were the principal reasons for the increase in SG&A. Corporate expenses for outside services were reduced by $93,000. SG&A expenses for the Company’s heat-treating segment were comparable to the prior year.

The Company recognized gains totaling $149,000 from the sale of two of the Company’s buildings.

Depreciation and amortization expense decreased $263,000 to $2.9 million from $3.2 million primarily due to the discontinuation of the amortization of goodwill and the reduced depreciation resulting from the sale of the two buildings.

Investment and interest income was higher in the prior year primarily due to the Company receiving $273,000 from a fund demutualization in that period.

Gains on the sale of investments decreased $2.7 million from a gain in 2002 of $2.4 million to a loss of $265,000 in 2003. In 2003, the Company recorded a charge of $265,000 to adjust a note receivable to a realizable amount. In fiscal 2002 the Company recognized income of $2.0 million representing Maxco’s remaining share of the additional consideration to be received as one of the former shareholders of Strategic Interactive, Inc. (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998). The payment was made to the Company in cash and common stock in fiscal 2003. The Company also recognized a gain of approximately $422,000 on the sale of its investment in Mid-State Industrial Services, Inc. in 2002.

Interest expense decreased 9% to $1.9 million from $2.1 million. A reduction in interest expense due to lower borrowing levels was partially offset by penalty interest charged by a primary lender.

The Company recorded the following charges to recognize declines in the value of its investments that were deemed other than temporary:

	Year Ended March 31,
	2003	2002

	(in thousands)
Provant	$1,360	$3,103
Real estate	4,698	—
Foresight Solutions	2,790	—
Integral Vision	122	—
Vertical VC	250	—
MYOEM.COM	100	—

	$9,320	$3,103

Equity in net income (loss) of affiliates consists of Maxco’s share of the operating results of 50% or less owned entities accounted for under the equity method. On a consolidated basis, equity in net loss of affiliates was $614,000, net of tax, for the year ended March 31, 2003, compared to a loss of $528,000, net of tax, for the prior year comparable period.

Due to the uncertainty of future realization of deferred tax assets, a valuation allowance of $3.0 million was recorded in 2003 resulting in a variation from the statutory rate of 34%.

2002 versus 2001
Net sales decreased to $34.7 million in 2002 compared to $39.6 million in 2001. Operating loss was $9,000 in 2002 compared to earnings of $382,000 for the comparable period in 2001. Net loss was $4.5 million, a loss of $4.9 million after preferred dividends, or a loss of $1.58 per share assuming dilution compared to the prior year’s net loss of $4.8 million, a loss of $5.2 million after preferred dividends, or a loss of $1.68 per share assuming dilution.

Sales and operating earnings for the years ending March 31, 2002 and 2001 by the Company’s heat treating and corporate and other segments were as follows:

	March 31, 2002		March 31, 2001

		Operating		Operating
		Earnings		Earnings
	Net Sales	(Loss)	Net Sales	(Loss)

	(in thousands)
Heat treating	$34,364	$2,482	$39,229	$3,670
Corporate and other	332	(2,491)	331	(3,289)

The decrease in net sales at the heat treating segment was due to a slowdown in production experienced by its automotive customers.

Consolidated gross profit (net sales less cost of sales and operating expenses) decreased $909,000 to $14.2 million from $15.1 million. Consolidated gross margin (gross profit as a percentage of net sales) increased to 40.9% from 38.1%. Although gross margin improved for the Company’s heat treating segment as a result of cost cutting measures, gross profit decreased primarily due to the lower sales volume.

Selling, general, and administrative (“SG&A”) expenses decreased $940,000 or 7.9% to $11.0 million from $11.9 million. SG&A expenses for the corporate segment decreased approximately $215,000 as a result of reduced employee costs. Additionally, the Company took charges amounting to approximately $456,000 in the prior year to adjust certain notes receivable and the carrying value of a building held for sale to realizable amounts. SG&A expenses for the Company’s heat-treating segment decreased $230,000 as a result of reduced employee levels.

Depreciation and amortization expense increased $422,000 to $3.2 million from $2.8 million primarily due to additions of property and equipment at the Company’s heat treating segment.

As a result of the facts discussed above, operating profit decreased $391,000 to a loss of $9,000 from profit of $382,000.

Investment and interest income was higher in the current year primarily due to the Company receiving $273,000 from a mutual fund demutualization.

Gains on the sale of investments increased $1.8 million from $675,000 to $2.4 million. In fiscal 2002 the Company recognized income of $2.0 million representing Maxco’s remaining share of the additional consideration to be received as one of the former shareholders of Strategic Interactive, Inc. (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998). The payment was made to the Company in cash and common stock in fiscal 2003. The Company also recognized a gain of approximately $422,000 on the sale of its investment in Mid-State Industrial Services, Inc. in 2002. In fiscal 2001 the Company recognized income of $675,000 representing Maxco’s guaranteed share of the additional consideration to be received as one of the former shareholders of Strategic Interactive, Inc.

Interest expense decreased 27% to $2.1 million from $2.9 million. This was primarily the result of reduced borrowing levels.

The Company recorded the following charges to recognize declines in the value of its investments that were deemed other than temporary:

	Year Ended March 31,
	2002	2001

	(in thousands)
Provant	$3,103	$—
Integral Vision	—	1,362

	$3,103	$1,362

Equity in net income (loss) of affiliates consists of Maxco’s share of the operating results of 50% or less owned entities accounted for under the equity method. On a consolidated basis, equity in net loss of affiliates, net of tax, was $528,000 for the year ended March 31, 2002, compared to a loss of $2.1 million for the prior year comparable period. This was primarily the result of the Company’s investment in Integral Vision, Inc. For Maxco’s fiscal year ended March 31, 2001, its proportionate share of Integral Vision’s net loss, net of tax, totaled $1.3 million.

The Company’s effective tax rate varied from the statutory rate of 34% due to certain expenses, which are not deductible for tax purposes.

LIQUIDITY AND SOURCES OF CAPITAL
Operating activities for 2003 generated $2.3 million in cash. Earnings, after non-cash adjustments, generated $898,000 of that amount. Changes in net working capital generated approximately $2.8 million. Advances to operations that were discontinued in the third quarter used $1.5 million.

Overall, the Company’s working capital deficit (defined as current assets less current liabilities) increased from $16.8 million at March 31, 2002 to $19.3 million at March 31, 2003. The Company had $14.5 million of its debt classified as short term at March 31, 2003 due to forbearance agreements reached with two principal lenders which expire in 2003. The Company is currently pursuing other financing options.

The aggregate principal maturities of long-term debt are approximately $995,000 in 2004, $767,000 in 2005, and $346,000 thereafter.

The Company generated approximately $11.6 million in cash from investing activities. Specifically, during the year, the Company received $7.7 million in cash from the sale of its wholly owned subsidiaries Ersco Corporation and Pak Sak Industries. The Company generated approximately $2.5 million from the sale of two buildings. The Company received $1.1 million in cash representing the cash portion of the additional consideration received as one of the former shareholders of Strategic Interactive, Inc. (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998).

Net cash used in financing activities during the year amounted to $13.8 million. Repayments of long-term and short-term obligations were $18.3 million. In connection with the sale of Ersco Corporation, the acquiring company retired certain other Maxco debt in excess of the sale price resulting in a note payable to the acquiring company of approximately $4.1 million. At March 31, 2003 the Company’s heat treating segment, Atmosphere Annealing (Atmosphere), had a $4 million line of credit facility. This facility is secured by their assets. The amount that can be borrowed under this facility is dependent on certain accounts receivable levels at Atmosphere. At March 31, 2003, based on these specific collateral levels, Atmosphere could borrow up to $4.0 million under its line of credit, approximately all of which was borrowed. The line is under forbearance which expires in July 2003.

Maxco’s heat treating segment occupies facilities and uses equipment under operating lease agreements requiring annual rental payments approximating $493,000 in 2004, $185,000 in 2005, $121,000 in 2006, $55,000 in 2007, and $55,000 in 2008 for a total commitment aggregating $909,000.

At March 31, 2003, the 2,240,605 shares of Integral Vision (formerly Medar) common stock that Maxco owns had an aggregate market value of approximately $560,000. Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented as the Company owns greater than 20% of Integral Vision’s outstanding stock.

At March 31, 2003, the 2,837,089 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $312,000. Maxco’s investment in Provant is reflected in Maxco’s financial statements as an available-for-sale security.

Subsequent to March 31, 2003 the Company sold land for $1.0 million, the proceeds of which were primarily used to retire debt.

The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will be dependent upon its future operating performance and the successful renegotiation of its credit facilities. These dependencies will be subject to financial, business and other factors, certain of which are beyond the Company’s control, such as prevailing economic conditions. There can be no assurance that the Company will be able to secure additional financing on satisfactory terms or in the near future. The Company believes that funds generated by its operations and anticipated funds available under other credit facilities will be sufficient to finance short term capital needs, as well as to fund existing operations for the foreseeable future. However, in the event that the Company is unable to successfully renegotiate its credit facilities, the Company has long term equity investments that it is actively liquidating to meet its debt service requirements.

SEASONAL AND QUARTERLY FLUCTUATIONS
The following table sets forth consolidated operating data for each of the eight quarters ended March 31, 2003. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management’s opinion, includes all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Fiscal 2002				Fiscal 2003

	6/30/01	9/30/01	12/31/01	3/31/02	6/30/02	9/30/02	12/31/02	3/31/03

	(in thousands, except per share data)
Net Sales (3)	$9,121	$8,843	$8,183	$8,548	$8,926	$8,908	$8,701	$10,292
Gross profit (3)	3,476	3,652	3,245	3,808	3,551	3,146	3,296	3,529
Gains on sale of investments (1)			2,447
Loss on investment (2)			(3,103)		(80)	(4,280)		(4,960)
Equity in net income (loss) of affiliates, net of tax	87	(73)	(22)	(520)	(309)	(122)	(76)	(107)
Income (loss) from discontinued operations(3)	282	9	(783)	(2,182)	5	(1,666)	151	(227)
Net income (loss)	404	(282)	(1,651)	(2,973)	(418)	(5,224)	(572)	(6,611)

Net income (loss) per common share—diluted:
Continuing operations	$0.01	$(0.12)	$(0.32)	$(0.29)	$(0.17)	$(1.18)	$(0.27)	$(2.09)
Discontinued operations (3)	0.09	—	(0.25)	(0.70)	—	(0.54)	0.05	(0.07)

	$0.10	$(0.12)	$(0.57)	$(0.99)	$(0.17)	$(1.72)	$(0.22)	$(2.16)

(1)	Includes $2.0 million of additional consideration as one of the former shareholders of Strategic Interactive, Inc. (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998) and a gain of $422,000 on the sale of the Company’s investment in Mid-State Industrial Services, Inc. in the quarter ended December 31, 2001.

(2)	Represents the following to recognize declines in the value of the Company’s investments that were deemed other than temporary:

	Quarter Ended
	12/31/01	6/30/03	9/30/03	3/31/03

	(in thousands)
Provant	$(3,103)	$(80)	$(1,280)	$—
Real estate	—	—	(3,000)	(1,698)
Foresight Solutions	—	—	—	(2,790)
Integral Vision	—	—	—	(122)
Vertical VC	—	—	—	(250)
MYOEM.COM	—	—	—	(100)

	$(3,103)	$(80)	$(4,280)	$(4,960)

(3)	In accordance with FASB Statement No. 144, the Company reclassified its results from operations for discontinued operations. See Note 12 to the audited consolidated financial statements.

The sum of the quarterly net income per share amounts may not equal the annual amounts reported. Net income per share is computed independently for each quarter and the full year and is based on the respective weighted average common shares outstanding.

Maxco’s sales and operating results have varied from quarter to quarter. Net sales are typically lower in the second and third quarters. The most significant factors affecting these fluctuations are the seasonal buying patterns of the Company’s customers due to a customer changeover and the reduced number of business days during the holiday season. In addition, the timing of acquisitions or the occasional sale of corporate investments may cause substantial fluctuations of operating results from quarter to quarter. Maxco expects its net sales and operating results to continue to fluctuate from quarter to quarter.

IMPACT OF INFLATION
Inflation impacts the Company’s costs for materials, labor and related costs of manufacturing. Specifically, the Company’s heat treating segment experiences fluctuations in the price of natural gas used in the heat treating process. To the extent permitted by competition, the Company has offset these higher costs through selective price increases.

NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS
In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The Company has not guaranteed any new obligations subsequent to December 31, 2002. In addition, the Company has provided additional disclosures in the accompanying financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to the financial statements included in this Form 10-K.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. Some of the Company’s interest expense is fixed through long-term borrowings to mitigate the impact of such potential exposure. Additionally, the Company entered into an interest rate swap agreement based on a notional amount of $5.0 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate long-term and short-term borrowings of $14.8 million at March 31, 2003. A 1% increase from the prevailing interest rates at March 31, 2003 on the unhedged variable rate portion of the Company’s long-term and short-term borrowings would increase interest expense by $117,000 based on principal balances at March 31, 2003.

The Company’s heat treating segment experiences fluctuations in the price of natural gas used in the heat treating process. These price fluctuations are passed on to the customers as practicable.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The response to this item is submitted in a separate section of this report.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
None

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following information is furnished concerning the nominees, all of whom have been nominated by the Board of Directors and are presently Directors of the Company.

	DIRECTORS
	Present Position with the Company and Principal		Served as Director of
Name	Occupation	Age	Maxco Since

Max A. Coon	Director, President and Chairman of the Board of MAXCO, INC.	68	1969
Eric L. Cross	Director, Executive Vice President and Secretary of MAXCO, INC.	60	1972
Sanjeev Deshpande	Director of MAXCO, INC., President of Atmosphere Annealing, Inc., a Lansing, Michigan based provider of heat treating services which was acquired by Maxco, Inc. in January 1997.	45	2003
Charles J. Drake	Director of MAXCO, INC., Chairman and Chief Executive Officer of Integral Vision, Inc., a Farmington Hills, Michigan based manufacturer of micro-processor based inspection systems of which Maxco owns 25%	63	1982
Joel I. Ferguson	Director of MAXCO, INC., President of F&S Development Company, a Lansing, Michigan based company which develops, contracts and/or owns and manages real estate properties.	64	1985
Richard G. Johns	Director and Vice President of MAXCO, Inc.	59	1990
David A. Layton	Director of MAXCO, INC. and President of Layton & Richardson, P.C., a Lansing, Michigan based accounting firm.	63	2001
Samuel O. Mallory	Director of MAXCO, INC., Investor	70	2002
Vincent Shunsky	Director, Vice President of Finance and Treasurer of MAXCO, INC.	54	1983

All of the foregoing Directors and nominees have been engaged in the principal occupation specified for the previous five (5) years except as follows:

Sanjeev Deshpande was appointed as President of Atmosphere Annealing, Inc. in January 2000. Prior to that time, Mr. Deshpande served as Vice President of Atmosphere Annealing, Inc.

Messrs. Coon, Shunsky, Mallory, and Drake are also Directors of Integral Vision, Inc. (formerly, Medar, Inc.), a 25% owned investment of Maxco, Inc. whose stock is traded on the Over the Counter Bulletin Board under the symbol INVI.

Mr. Coon and Mr. Cross are brothers-in-law. There are no other family relationships between any Directors or Executive Officers.

The Board of Directors has established a Compensation Committee whose members during the year ended March 31, 2003 were Max A. Coon and David A. Layton. The Compensation Committee is also responsible for administering the Company’s Stock Option Plan, including designating the recipients and terms of specific option grants. The Compensation Committee met one time during the fiscal year to establish compensation levels for the Executive Officers, and to authorize the levels and timing of bonuses. The Company does not have a standing nominating committee.

Audit Committee Report.
The board of directors has adopted a Charter to govern the operations of its Audit Committee. A copy of this Charter was included as an exhibit to the Company’s proxy statement for the year ended March 31, 2001. The Charter requires that, effective June 14, 2001, the Audit Committee shall comprise at least three directors, each of whom are independent of management and the Company, which is defined to mean that they have no relationship that may interfere with the exercise of their independence from management and the Company.

For the year ended March 31, 2003 the board of directors appointed an Audit Committee whose members were Joel I. Ferguson, David R. Layton, and Michael P. Smorch (Mr. Smorch did not stand for re-election to the board). For the period beginning August 27, 2002, the board of directors appointed Joel I. Ferguson, David R. Layton, and Samuel O. Mallory to the Audit Committee. The Audit Committee oversees the Company’s financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the committee reviewed the audited financial statements to be included in the Company’s Annual Report with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the committee under generally accepted auditing standards. In addition, the committee has discussed with the independent auditors the auditors’ independence from management and the Company including the matters in the written disclosures required by the Independence Standards Board.

The committee discussed with the Company’s independent auditors the overall scope and plans for their respective audits. The committee meets with the independent auditors, with and without management present, to discuss the results of the examinations, their evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting. The committee held 4 meetings during the year ended March 31, 2003.

In reliance on the reviews and discussions referred to above, the committee recommended to the board of directors (and the board has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended March 31, 2003 for filing with the Securities and Exchange Commission.

Joel I. Ferguson David A. Layton Samuel O. Mallory

During the last fiscal year there were a total of three meetings of the Board of Directors. Messrs. Ferguson and Layton attended less than 75% of the meetings.

Director Compensation
The Directors of the Company are paid $100 per meeting attended. Fees are not paid to Directors for attendance at committee meetings.

The following table sets forth information concerning the Executive Officers of the Company:

	EXECUTIVE OFFICERS
Name	Present Position with the Company and Principal Occupation	Age

Max A. Coon	President, Chairman of the Board, and Director of MAXCO, INC	68
Eric L. Cross	Executive Vice President, Secretary, and Director of MAXCO, INC	60
Richard G. Johns	Vice President and Director of MAXCO, Inc.	59
Vincent Shunsky	Vice President of Finance, Treasurer, and Director of MAXCO, INC	54

All of the foregoing Officers of the Company have been engaged in the principal occupations specified above for the previous five years.

ITEM 11 — EXECUTIVE COMPENSATION
Compensation Committee Interlocks and Insider Participation
The Compensation Committee of the Board of Directors (the “Committee”) consisted of Max A. Coon and David A. Layton for the year ended March 31, 2003. Although the presence of Mr. Coon on the Committee, as Chief Executive Officer of the

Company, could be considered to present a conflict of interest, Mr. Coon’s input is considered very important and he has agreed to abstain from voting on any matter related to his own compensation.

Overview and Philosophy
The Committee is responsible for developing and making recommendations to the Board with respect to the Company’s executive compensation policies. In addition, the Compensation Committee, pursuant to authority delegated by the Board, determines on an annual basis the compensation to be paid to the Chief Executive Officer and each of the other executive officers of the Company.

The objectives of the Company’s executive compensation program are to:

•	Support the achievement of desired Company performance.

•	Provide compensation that will attract and retain superior talent and reward performance.

•	Align the executive officers’ interests with the success of the Company by placing a portion of pay at risk, with payout dependent upon corporate performance.

The executive compensation program provides an overall level of compensation opportunity that is competitive with companies of comparable size and complexity. The Compensation Committee will use its discretion to set executive compensation where in its judgment external, internal or an individual’s circumstances warrant it.

Executive Officer Compensation Program
The Company’s executive officer compensation program is comprised of base salary, annual cash incentive compensation, long-term incentive compensation in the form of stock options, and various benefits, including medical and deferred compensation plans, generally available to employees of the Company.

Base Salary
Base salary levels for the Company’s executive officers are competitively set relative to other comparable companies. In determining salaries the Committee also takes into account individual experience and performance.

Annual Incentive Compensation
The Company’s annual incentive program for executive officers and key managers provides direct financial incentives in the form of an annual cash bonus to executives to achieve the Company’s annual goals. Goals for Company performance are set at the beginning of each fiscal year. In the year ended March 31, 2003, the following measures of Company performance were selected: net sales, consolidated net income, market penetration, and customer satisfaction.

Specific individual performance was also taken into account in determining bonuses, including meeting department goals, attitude, dependability, cooperation with co-workers, and creativity or ideas that benefit the Company.

Stock Option Program
The stock option program is the Company’s long-term incentive plan for executive officers and key employees. The objectives of the program are to align executive and shareholder long-term interests by creating a strong and direct link between executive pay and shareholder return, and to enable executives to develop and maintain a significant, long-term stock ownership position in the Company’s Common Stock.

On August 25, 1998, the Shareholders ratified an Employee Stock Option Plan to grant options on up to 500,000 shares of the Company’s common stock to officers and key employees of the Company and its subsidiaries. The options which may be granted under this plan may either qualify as “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code, as amended, or may be nonqualified options.

The stock option plan authorizes a committee of directors to award stock options to key employees, directors, or agents of the Company. Stock options are granted at an option price equal to the fair market value of the Company’s Common Stock on the date of grant, have ten year terms and can have exercise restrictions established by the Option Committee. Awards are made at a level calculated to be competitive with companies of comparable size and complexity.

Deferred Compensation
The Company has two 401(k) Employee Savings Plans covering substantially all employees of the Company. The 401(k) plans are “cash or deferred” plans under which employees may elect to contribute a certain portion of their annual compensation which they would otherwise be eligible to receive in cash. The Company has agreed to make a matching contribution in the percentages specified in the plan documents. In addition, a separate employer contribution may be made at the discretion of the Board. The plans do not contain established termination dates and it is not anticipated that they will be terminated at any time in the foreseeable future.

Benefits
The Company provides medical benefits to the executive officers that are generally available to Company employees. The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of salary for the year ended March 31, 2003.

Chief Executive Officer
Max A. Coon has served as the Company’s Chief Executive Officer since 1969. His base salary for the year ended March 31, 2003 was $200,000 of which approximately $67,000 was deferred. No bonus was paid to Mr. Coon for 2003.

Significant factors in establishing Mr. Coon’s compensation were his strategic and overall management direction of the Company and his position and long service to the Company.

The Compensation Committee

Max A. Coon David A. Layton

Summary Compensation Table
The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and to the four other executive officers whose compensation exceeded $100,000:

	Annual Compensation				Long Term Compensation

					Other
					Annual		All Other
Name and Principal Position	Year	Salary		Bonus	Comp (1)	Options	Comp (2)

Max A. Coon	2003	200,000	(3)	0	300	0	3,600
Chief Executive Officer	2002	200,000		0	400	0	3,500
	2001	250,000		0	400	0	3,800
Eric L. Cross	2003	150,000		0	300	0	3,300
Executive Vice President	2002	150,000		0	400	0	3,300
	2001	150,000		0	400	0	3,300
Richard G. Johns	2003	125,000		0	300	0	2,750
Vice President	2002	125,000		0	400	0	2,210
	2001	125,000		0	400	0	2,310
Vincent Shunsky	2003	150,000		25,000	300	0	3,550
Vice President of Finance	2002	150,000		0	400	0	3,300
	2001	150,000		0	400	0	3,300

(1)	Represents director fees

(2)	Represents the Company’s 20% match of employee deferrals of currently earned income into the 401(k) Employee Savings Plan and a profit sharing contribution made by the Company for all of its eligible employees to the 401(k) Employee Savings Plan at the rate of 1% of eligible compensation.

(3)	Max A. Coon deferred payment of his salary beginning December 2002.

Options
The following table summarizes the value of the options held by the above named individuals at the year end. No options were granted to or exercised by the named individuals during the year ended March 31, 2003. All of the options held by the named individuals are presently exercisable.

	Number of	Value of
	Unexercised Options	Unexercised Options
Name and Principal Position	at Fiscal Year End	at Fiscal Year End

Max A. Coon	0	0
Chief Executive Officer
Eric L. Cross	42,500	0
Executive Vice President
Richard G. Johns	22,500	0
Vice President
Vincent Shunsky	42,500	0
Vice President of Finance

Equity Compensation Plan Information
The following table summarizes information as of March 31, 2003 regarding the Company’s common stock reserved for issuance under the Company’s Employee Stock Option Plan. The Company’s Employee Stock Option Plan is its only equity compensation plan and was approved by the shareholders in 1998.

Number of Securities
Remaining Available for Future
Issuance Under the Stock
	Number of Securities to be	Weighted Average Exercise	Option Plan (Excluding
	Issued Upon Exercise of	Price of Outstanding	Securities Reflected in Column
Plan Category	Outstanding Options	Options	A)

Executive Compensation Plans Approved by Security Holders	155,000	$7.77	470,000

Compliance with Reporting Requirements
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Executive Officers or beneficial owners of over 10% of any class of the Company’s equity securities to file certain reports regarding their ownership of the Company’s securities or any changes in such ownership. Reports on Form 3 were not timely filed on behalf of Messrs. Deshpande and Mallory upon their appointment as directors of the Company. All reports required to be filed to report the aforementioned events were filed as of June 30, 2003.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following Table sets forth certain information as of May 31, 2003, as to the equity securities of the Company owned beneficially by beneficial owners of 5% or more of the Company’s securities, by each Director and Nominee and by all Directors and Officers of the Company as a group.

	Amount and Nature of Beneficial Ownership

		Sole Voting		Shared Voting
		and Investment		and Investment		% of
Name of Beneficial Owner	Title of Class	Power		Power		Class

Max A. Coon (1)	Common Stock	878,456		107,070	(2)	31.8%
	Series Three Preferred Stock	114		3,240	(3)	22.7%
	Series Four Preferred Stock (4)	7,000				15.1%
	Series Five Preferred Stock (4)	3,816				57.4%
Eric L. Cross	Common Stock	168,775	(5)	88,583	(6)	8.2%
Sanjeev Deshpande	Common Stock	40,000	(7)			1.3%
Charles J. Drake	Common Stock	0				*
Joel I. Ferguson	Common Stock	5,000				*
Richard G. Johns	Common Stock	115,160	(8)			3.7%
David R. Layton	Common Stock	0				*
Samuel O. Mallory	Common Stock	22,200				*
Vincent Shunsky	Common Stock	118,392	(9)	88,583	(10)	6.6%
	Series Three Preferred Stock	30				*
All Directors and Officers as a	Common Stock	1,347,983	(11)	173,736	(12)	46.8%
group, including the above,	Series Three Preferred Stock	144		3,240		22.9%
(9 persons)	Series Four Preferred Stock (4)	7,000				15.1%
	Series Five Preferred Stock (4)	3,816				57.4%
Andrew S. Zynda (13)	Common Stock	327,740		15,000		11.1%
	Series Four Preferred Stock (4)	10,000				21.5%
ROI Capital Management, Inc. (14)	Common Stock	805,098				26.0%
Dimensional Fund Advisors, Inc. (15)	Common Stock	174,800				5.6%

*	Beneficial ownership does not exceed one percent (1%).

(1)	Mr. Coon’s address is 1118 Centennial Way, Lansing, Michigan.

(2)	Represents 18,487 shares owned by Mr. Coon’s immediate family, 55,250 shares held jointly with Mr. Cross and Mr. Shunsky, and a proportionate share of 100,000 shares held by a general partnership in which Mr. Coon is a 1/3 partner.

(3)	Represents shares owned by a charitable foundation of which Mr. Coon is one of the trustees.

(4)	Series Four and Series Five Preferred Stock are both nonvoting.

(5)	Includes options to purchase 42,500 shares.

(6)	Includes 55,250 shares held jointly with Mr. Coon and Mr. Shunsky and a proportionate share of 100,000 shares held by a general partnership in which Mr. Cross is a 1/3 partner.

(7)	Includes options to purchase 20,000 shares.

(8)	Includes options to purchase 22,500 shares.

(9)	Includes options to purchase 42,500 shares.

(10)	Represents 55,250 shares held jointly with Mr. Coon and Mr. Cross and a proportionate share of 100,000 shares held by a general partnership in which Mr. Shunsky is a 1/3 partner.

(11)	Includes options to purchase 107,500 shares.

(12)	Includes 8,421 shares owned by Maxco, Inc. 401(k) Employees Savings Plan of which Messrs. Coon, Shunsky, and Cross are Trustees.

(13)	Mr. Zynda’s address is Box 113, Corwin Road, Williamston, MI 48895.

(14)	Information obtained from Schedule 13D dated April 8, 2003 and Form 4’s filed with the Securities and Exchange Commission and sent to the Company pursuant to Section 13(d) of the Securities Exchange Act of 1934. The address of ROI Capital Management, Inc. is 17 E. Sir Francis Drake Blvd., Suite 225, Larkspur, CA 94939.

(15)	Information obtained from Schedule 13G dated February 3, 2003, filed with the Securities and Exchange Commission and sent to the Company pursuant to Section 13(d) of the Securities Exchange Act of 1934. The address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Relationship with Independent Public Accountants
The firm of Ernst & Young LLP served as auditors for the Company for the fiscal year ended March 31, 2003. The Company periodically evaluates its external audit requirements and will make a decision based on cost, response time, and quality of services available. A representative of Ernst & Young LLP is expected to be present at the Annual Meeting of Shareholders and will be available to respond to appropriate questions, and will have the opportunity to make a statement if they desire to do so.

During the year ended March 31, 2003, Ernst & Young LLP billed the Company for its services as follows:

Audit Fees: $81,575 for aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the year ended March 31, 2003 and the reviews of the financial statements included in the Company’s quarterly reports filed with the Securities and Exchange Commission during the year.

During the year ended March 31, 2002, Ernst & Young LLP billed the Company for its services as follows:

Audit Fees. $113,500 for aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the year ended March 31, 2002 and the reviews of the financial statements included in the Company’s quarterly reports filed with the Securities and Exchange Commission during the year.

There were no additional fees billed for services to the Company other than the above.

The Audit Committee of the Company’s Board of Directors is of the opinion that the provision of services described above was compatible with maintaining the independence of Ernst & Young LLP. The Company did not have pre-approval policies and procedures in 2003 or 2002. The Audit Committee is in the process of revising its charter to comply with the mandates of the Sarbanes-Oxley Act of 2002 and related new and pending rules and regulations of the Securities and Exchange Commission. Those revisions will include the required pre-approval policies and procedures for 2004 and subsequent years. The Audit Committee expects to complete those revisions in the near future.

ITEM 14. CONTROLS AND PROCEDURES
a) Evaluation of disclosure controls and procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filling date of this report. Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported, in each case, within the time period specified by the SEC’s rules and regulations.

b) Changes in internal controls

There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore no corrective actions were taken.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) and (2)—The response to this portion of Item 15 is submitted as a separate section of this report.

(3)	Listing of Exhibits

Exhibit Number
3	Restated Articles of Incorporation are hereby incorporated by reference from Form 10-Q dated February 13, 1998.
3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).
4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).
4.3	Resolution authorizing the redemption of Series Two Preferred Stock, establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.
4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.
4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.
10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the annual report on Form 10-K for the fiscal year ended March 31, 1988.
10.9	Asset Purchase Agreement — Wright Plastic Products, Inc. is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.
10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996, is hereby incorporated by reference from registrants Form 10-Q dated November 14, 1996.
10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from registrants Form 8-K dated January 17, 1997.
10.12	Asset Purchase Agreement — Axson North America Inc. is hereby incorporated by reference from registrants Form 10-Q dated February 14, 1997.
10.13	Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from registrants Form 10-Q dated February 13, 1998.
10.14	Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from registrants Form 10-Q dated February 13, 1998.
10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.
10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998, is hereby incorporated by reference from Form 10-K dated June 24, 1998.
10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.
10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.
10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999 is hereby incorporated by reference from Form 10-K dated June 23, 1999.
10.20	Fifth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 1, 1999 is hereby incorporated by reference from Form 10-Q dated November 12, 1999.
10.21	Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000 is hereby incorporated by reference from Form 10-K dated July 14, 2000.
10.22	Seventh amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated January 11, 2000 is hereby incorporated by reference from Form 10-Q dated February 14, 2001.

10.23	Eighth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated March 19, 2001 is hereby incorporated by reference from Form 10-K dated July 13, 2001.
10.24	Ninth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated October 1, 2001 is hereby incorporated by reference from Form 10-Q dated February 19, 2002.
10.25	Tenth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated February 19, 2002 is hereby incorporated by reference from Form 10-K dated July 16, 2002.
10.26	Financing arrangements among Comerica Bank, Maxco, Inc., Ersco Corporation, Pak Sak Industries, Inc., and Max A. Coon dated November 8, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.
10.27	Financing arrangements among Comerica Bank, Maxco, Inc., Pak Sak Industries, Inc., and Max A. Coon dated November 13, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.
10.28	Assignment agreement among Comerica Bank, Contractor Supply Incorporated, Maxco, Inc., Ersco Corporation, Pak Sak, Inc., Max A. Coon, and Ambassador Steel Corporation dated November 13, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.
10.29	Obligor assignment agreement among Contractor Supply Incorporated, Maxco, Inc., and Ersco Corporation dated November 14, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.
10.30	Stock purchase agreement between Ersco Corporation, Maxco, Inc., and Contractor Supply Incorporated dated November 14, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.
10.31	Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated September 27, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.
10.32	First Amendment to Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated October 30, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.
10.33	Second Amendment to Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated November 25, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors—Ernst & Young LLP (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539).
23.1	Consent of Independent Auditors—Moore Stephens Doeren Mayhew (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539).
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350, as adopted).
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350, as adopted).

(b)	Reports on Form 8-K:

None

(c)	Exhibits

•	Subsidiaries of the Registrant

•	Consent of Independent Auditors—Ernst & Young LLP

•	Consent of Independent Auditors—Moore Stephens Doeren Mayhew

•	Certification of Chief Executive Officer

•	Certification of Chief Financial Officer

(d)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date June 30, 2003	MAXCO, INC.

By /S/ VINCENT SHUNSKY

Vincent Shunsky, Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ MAX A. COON	June 30, 2003	President (Principal Executive Officer) and Director

Max A. Coon	Date

/S/ VINCENT SHUNSKY	June 30, 2003	Vice President of Finance and Treasurer (Principal
Financial and Accounting Officer) and Director
Vincent Shunsky	Date

/S/ ERIC L. CROSS	June 30, 2003	Director

Eric L. Cross	Date

/S/ CHARLES J. DRAKE	June 30, 2003	Director

Charles J. Drake	Date

/S/ JOEL I. FERGUSON	June 30, 2003	Director

Joel I. Ferguson	Date

/S/ RICHARD G. JOHNS	June 30, 2003	Director

Richard G. Johns	Date

/S/ DAVID R. LAYTON	June 30, 2003	Director

David R. Layton	Date

/S/ SANJEEV DESHPANDE	June 30, 2003	Director

Sanjeev Deshpande	Date

/S/ SAMUEL O. MALLORY	June 30, 2003	Director

Samuel O. Mallory	Date

CERTIFICATION

I, Max A. Coon, certify that:

1.     I have reviewed this annual report on Form 10-K of Maxco, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 30, 2003

/s/ Max A. Coon

Max A. Coon
Chief Executive Officer

CERTIFICATION

I, Vincent Shunsky, certify that:

1.     I have reviewed this annual report on Form 10-K of Maxco, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 30, 2003

/s/ Vincent Shunsky

Vincent Shunsky
Chief Financial Officer

ANNUAL REPORT ON FORM 10-K

ITEM 15(a)(1) AND (2), (c), AND (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED MARCH 31, 2003

MAXCO, INC.

LANSING, MICHIGAN

FORM 10-K—ITEM 15(a)(1) AND (2)

MAXCO, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Maxco, Inc. and subsidiaries are included in Item 8:

The following consolidated financial statement schedule of Maxco, Inc. and subsidiaries is included in Item 14(d):

Schedule II—Valuation and qualifying accounts and reserves	44

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Financial statements of the Registrant’s significant unconsolidated affiliate (Integral Vision, Inc.) are hereby incorporated by reference from the Integral Vision, Inc. Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission (SEC File Number 0-12728).

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors, Maxco, Inc.:

We have audited the accompanying consolidated balance sheets of Maxco, Inc. and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Integral Vision, Inc. (formerly Medar, Inc.), (a corporation in which the Company has approximately a 24% interest) as of December 31, 2002 and 2001 and for the three years in the period ended December 31, 2002, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Integral Vision, Inc., it is based solely on their report.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxco, Inc. and subsidiaries at March 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, represents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Maxco, Inc. will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, Maxco, Inc. is currently negotiating with third parties in an attempt to obtain alternative financing, which, in management’s opinion, would provide adequate cash flows to meet its debt service requirements. There can be no assurance that the Company will have sufficient funds to meet current debt service requirements. Uncertainties inherent in obtaining additional sources of funds raise substantial doubt about Maxco, Inc.’s ability to continue as a going concern. Management’s intentions with respect to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 12 to the consolidated financial statements in 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, which changed its method of accounting for goodwill and indefinite-lived intangible assets, and SFAS No. 144, which separately reported discontinued operations for all years reported.

/s/ Ernst & Young LLP

Detroit, Michigan
June 11, 2003

CONSOLIDATED BALANCE SHEETS
MAXCO, INC. AND SUBSIDIARIES

	March 31,
	2003	2002

	(in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$391	$345
Accounts receivable, less allowance of $150,000 in 2003 and $143,000 in 2002	7,173	7,520
Accounts receivable, related parties	502	464
Note receivable—short-term	—	2,700
Inventories—Note 1	176	356
Prepaid expenses and other	227	550
Income taxes receivable and deferred taxes—Note 7	—	4,506
Current assets of discontinued operations—Note 12	—	15,223

Total Current Assets	8,469	31,664
Marketable Securities—Long Term—Note 1	312	145
Property and Equipment
Land	446	491
Buildings	6,166	9,033
Machinery, equipment, and fixtures	28,401	28,264

	35,013	37,788
Allowances for depreciation	(12,416)	(10,252)

	22,597	27,536
Other Assets
Investments—Note 8	1,157	6,018
Notes and contracts receivable and other, less allowance of $600,000 in 2003 and $335,000 in 2002	981	865
Advances to affiliate	3,008	3,008
Note receivable—related party, less allowance of $956,000 in 2001	—	2,349
Intangibles—Note 1	1,424	1,424
Non-current assets of discontinued operations—Note 12	474	14,029

	7,044	27,693

	$38,422	$87,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable—Note 3	$18,780	$10,478
Accounts payable	3,425	2,880
Employee compensation	1,268	1,346
Taxes, interest, and other liabilities	3,004	2,034
Current maturities of long-term obligations	995	2,663
Current liabilities of discontinued operations—Note 12	303	29,109

Total Current Liabilities	27,775	48,510
Long-Term Obligations, less current maturities—Note 3	1,113	11,380
Deferred Income Taxes—Note 7	—	1,983
Non-Current Liabilities of Discontinued Operations—Note 12	—	2,178
Stockholders’ Equity—Notes 4 and 5
Preferred stock:
Series Three: 10% cumulative callable, $60 face value; 14,784 shares issued and outstanding	678	678
Series Four: 10% cumulative callable, $51.50 face value; 46,414 shares issued and outstanding	2,390	2,390
Series Five: 10% cumulative callable, $120 face value; 6,648 shares issued and outstanding	798	798
Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, none issued	—	—
Common stock, $1 par value; 10,000,000 shares authorized, 3,101,195 shares issued and outstanding	3,101	3,101
Accumulated other comprehensive loss	(298)	(78)
Retained earnings	2,865	16,098

Total Stockholders’ Equity	9,534	22,987

	$38,422	$87,038

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
MAXCO, INC. AND SUBSIDIARIES

	Year Ended March 31,
	2003	2002	2001

	(in thousands, except per share data)
Net sales	$36,827	$34,696	$39,560
Costs and expenses:
Cost of sales and operating expenses	23,305	20,514	24,469
Selling, general, and administrative	11,256	10,979	11,919
Gain on sale of buildings	(149)	—	—
Depreciation and amortization	2,949	3,212	2,790

	37,361	34,705	39,178

Operating Earnings (Loss)	(534)	(9)	382
Other income (expense):
Investment and interest income	714	887	727
Gain (loss) on sale of investments—Note 8	(265)	2,447	675
Interest expense	(1,944)	(2,096)	(2,864)
Loss on investment—Note 8	(9,320)	(3,103)	(1,362)

	(10,815)	(1,865)	(2,824)

Loss Before Federal Income Taxes, Equity in Net Loss of Affiliates, and Discontinued Operations	(11,349)	(1,874)	(2,442)
Federal income tax benefit—Note 7	(875)	(575)	(745)

Loss Before Equity in Net Loss of Affiliates and Discontinued Operations	(10,474)	(1,299)	(1,697)
Equity in net loss of affiliates, net of tax—Notes 2, 7, and 8	(614)	(528)	(2,098)

Loss from Continuing Operations	(11,088)	(1,827)	(3,795)
Loss from discontinued operations, net of tax—Note 12	(1,737)	(2,674)	(1,010)

Net Loss	(12,825)	(4,501)	(4,805)
Less preferred stock dividends	(408)	(408)	(408)

Net Loss Applicable to Common Stock	$(13,233)	$(4,909)	$(5,213)

Net Loss Per Share—Basic and Diluted—Note 11
Continuing operations	$(3.71)	$(0.72)	$(1.35)
Discontinued operations	(0.56)	(0.86)	(0.33)

	$(4.27)	$(1.58)	$(1.68)

     See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
MAXCO, INC. AND SUBSIDIARIES

	Number of			Accumulated Other
	Common Shares	Preferred	Common	Comprehensive	Retained
	Outstanding	Stock	Stock	Income (Loss)	Earnings	Totals

			(in thousands)
Balances at April 1, 2000	3,101	$3,866	$3,101	$(877)	$26,220	$32,310
Net loss for the year					(4,805)	(4,805)
Net unrealized loss on marketable securities, net of taxes of $135,000				(263)		(263)

Total Comprehensive Loss						(5,068)

Preferred stock dividends					(408)	(408)
Balances at March 31, 2001	3,101	3,866	3,101	(1,140)	21,007	26,834
Net loss for the year					(4,501)	(4,501)
Net unrealized loss on marketable securities, net of taxes of $465,000				(901)		(901)
Realized loss on marketable securities, net of taxes of $1,056,000				2,047		2,047
Unrealized loss on swap agreement				(84)		(84)

Total Comprehensive Loss						(3,439)

Preferred stock dividends					(408)	(408)
Balances at March 31, 2002	3,101	3,866	3,101	(78)	16,098	22,987
Net loss for the year					(12,825)	(12,825)
Net unrealized loss on marketable securities, net of taxes of $29,000				(56)		(56)
Realized income on marketable securities, net of taxes of $2,000				(6)		(6)
Unrealized loss on swap agreement				(158)		(158)

Total Comprehensive Loss						(13,045)
Preferred stock dividends					(408)	(408)

BALANCES AT MARCH 31, 2003	3,101	$3,866	$3,101	$(298)	$2,865	$9,534

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MAXCO, INC. AND SUBSIDIARIES

	Year Ended March 31,
	2003	2002	2001

		(in thousands)
Operating Activities
Net loss	$(12,825)	$(4,501)	$(4,805)
Loss from discontinued operations	1,737	2,674	1,010

Loss from continuing operations	(11,088)	(1,827)	(3,795)
Advances (to) from discontinued operations	(1,485)	4,994	6,225
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,919	2,935	2,394
Amortization	30	277	397
Equity in net loss of affiliates	614	528	2,098
Deferred federal income taxes	(1,013)	293	(745)
(Gain) loss on sale of investments	265	(2,447)	(675)
Gain on sale of buildings	(149)	—	—
Loss on investments	9,320	3,103	1,362
Changes in operating assets and liabilities:
Accounts receivable	(2,417)	(787)	178
Inventories	180	360	(175)
Income tax refunds	4,635	—	—
Prepaid expenses and other	(428)	(1,596)	(170)
Accounts payable and other current liabilities	871	(1,548)	3,000

Net Cash Provided by Operating Activities	2,254	4,285	10,094
Investing Activities
Sale of businesses	7,723	—	—
Sale of buildings	2,496	—	—
Purchases of property and equipment	(531)	(572)	(6,463)
Sale of investments	326	750	1,143
Payments received on notes receivable	1,080	591	—
Net proceeds from marketable securities	—	—	2,530
Investment in affiliates	—	—	(272)
Other	513	94	487

Net Cash Provided by (Used in) Investing Activities	11,607	863	(2,575)
Financing Activities
Net proceeds from (repayments on) lines of credit	471	(500)	(5,300)
Repayments on other debt obligations	(18,349)	(4,833)	(2,966)
Dividends paid on preferred stock	—	(306)	(408)
Proceeds from other debt obligations	4,063	—	1,473

Net Cash Used in Financing Activities	(13,815)	(5,639)	(7,201)

Increase (Decrease) in Cash	46	(491)	318
Cash at Beginning of Year	345	836	518

Cash at End of Year	$391	$345	$836

Supplemental cash flow disclosure:
Interest paid	$1,677	$2,061	$2,732

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAXCO, INC. AND SUBSIDIARIES

March 31, 2003

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Maxco, Inc. (“the Company”) is a Michigan corporation incorporated in 1946. Maxco currently operates in the heat-treating business segment through Atmosphere Annealing Inc., a production metal heat-treating service company. Maxco also has investments in real estate and investments representing less than majority interests in the following: a registered investor advisory firm; a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the Internet; a company offering a business-to-business vertical web portal designed to bring solution-seekers together with solution-providers; a limited partnership that has equity investments in companies focused on the information technology, telecommunications, and medical technology markets; two technology-related businesses; and one energy-related business.

Financial Statement Presentation: The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. Due to current debt service requirements, there is substantial doubt about the Company’s ability to operate as a going concern. The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will be dependent upon its future operating performance and the successful renegotiation of its credit facilities. These dependencies will be subject to financial, business and other factors, certain of which are beyond the Company’s control, such as prevailing economic conditions. There can be no assurance that the Company will be able to secure additional financing on satisfactory terms or in the near future. The Company believes that funds generated by its operations and anticipated funds available under other credit facilities will be sufficient to finance short term capital needs, as well as to fund existing operations for the foreseeable future. However, in the event that the Company is unable to successfully renegotiate its credit facilities, the Company has long term equity investments that it is actively liquidating to meet its debt service requirements.

Principles of Consolidation: The consolidated financial statements include the accounts of Maxco, Inc. and its majority owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Investments in greater than 20% owned unconsolidated investments are accounted for under the equity method. Investments in less than 20% owned affiliates are accounted for under the cost method.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain items in the prior year financial statements have been reclassified to conform with the presentation used in 2003.

Cash and Cash Equivalents: The Company considers cash and other highly liquid investments, including investments in interest bearing repurchase agreements with less than 90-day maturities, as cash and cash equivalents.

Receivables: Trade accounts receivable represent amounts due from customers in the automotive industry, primarily in the mid-western United States. The Company does not require collateral or other security to support outstanding accounts receivable.

Allowance for Uncollectible Accounts Receivable: Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of the financial condition of the customer and historical experience.

Inventories: Inventories are stated at the lower of first-in, first-out cost or market and at March 31 consisted of the following:

	2003	2002

	(in thousands)

Raw materials	$—	$196
Work in progress	156	160
Finished goods	20	—

	$176	$356

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

In November 1999, Maxco began accounting for its investment in Provant, Inc. common stock as securities available for sale as defined by FASB 115. Consequently, the securities are carried at market value with the unrealized gains and losses net of tax, reported as a separate component of stockholders’ equity. In 2003 and 2002, the Company realized losses on its investment in Provant common stock as an other than temporary impairment in its statement of operations of $1.4 million and $3.1 million, respectively. At March 31, 2003, the unrealized loss on this investment was approximately $56,000 net of tax.

Advances to Affiliates: The Company has advanced amounts to its real estate investment holding. These advances are unsecured and bear interest. As of March 31, 2003, the Company has advances to these affiliates totaling $3.0 million.

Properties and Depreciation: Property and equipment are stated on the basis of cost and include expenditures for new facilities, equipment, and those, which materially extend the useful lives of existing facilities and equipment. Equipment capitalized under lease agreements is not significant.

Expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation for financial reporting purposes, including amortization of capitalized leases, is computed by the straight-line method based on the useful lives or lease terms of the assets (10 to 40 years for buildings and 3 to 10 years for equipment).

Federal Income Taxes: The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”), which requires the use of the liability method in accounting for income taxes. Under FAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for net deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or future deductibility is uncertain.

Intangibles: Effective April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”) which resulted in the discontinuance of amortization of goodwill and indefinite-lived intangible assets that were recorded in connection with previous business combinations. Goodwill, intangible, and other long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. If management believes impairment may exist, an assessment is performed. This assessment consists of comparing the estimated undiscounted future cash flows with the carrying amount of the long-lived assets. If the undiscounted future cash flows are less than the carrying amounts of the long-lived assets, the Company adjusts the carrying amount of the long-lived assets to their estimated fair value. Fair value is determined by anticipated future cash flows discounted at a rate commensurate with the risk involved. All of the Company’s goodwill is related to the heat treating segment. Goodwill totaled approximately $1.4 million at March 31, 2003 and represented 3% of total assets. Amortization expense for the years ended March 31, 2003, 2002, and 2001 was $30,000, $277,000, and $434,000, respectively.

During 2003, the Company performed the impairment tests of its goodwill and indefinite-lived intangible assets required by SFAS No. 142. The Company’s tests indicated that the fair value of its heat treating segment, which was determined by using discounted cash flows and market multiples, exceeded the carrying value. As a result, the Company did not record an impairment charge for this segment in the accompanying financial statements. The Company will continue to perform an impairment review on an annual basis (or more frequently if impairment indicators arise).

The following table presents net loss and net loss per share information as if goodwill were no longer amortized as of April 1, 2000:

	Year Ended March 31,
	2003	2002	2001

	(in thousands, except per share data)

Net loss	$(12,825)	$(4,342)	$(4,568)
Net loss per common share—basic and diluted	$(4.27)	(1.53)	$(1.60)

Revenue Recognition: The Company recognizes revenue from product sales upon transfer of title, which is upon shipment.

Advertising: Advertising costs are expensed as incurred. The amounts were not material for all years presented.

Shipping and Handling Costs: The Company recognizes shipping and handling costs as a component of cost of sales and operating expenses in the statement of operations.

Interest Rate Swap: The Company entered into an interest rate swap agreement to modify the interest characteristics of certain of its outstanding debt. The interest rate swap agreement is designated with the principal balance and term of a specific debt obligation. This agreement involves the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The swap agreement was in a loss position of $242,000 at March 31, 2003.

Fair Value Disclosure: The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, marketable securities, and accounts payable approximate their fair values.

Comprehensive Loss: The Company displays comprehensive loss in the Consolidated Statements of Stockholders’ Equity. At March 31, 2003, accumulated other comprehensive loss consisted of the unrealized loss on marketable securities and the market value of the interest rate swap agreement.

Stock Options: The Company has elected to follow APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to adopt only the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” There is no difference between the accompanying income statement following APB No. 25 and the pro forma income statement following SFAS 123.

New Financial Accounting Pronouncements:
In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The Company has not guaranteed any new obligations subsequent to December 31, 2002. In addition, the Company has provided additional disclosures in the accompanying financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to the financial statements included in this Form 10-K.

NOTE 2 – INVESTMENT IN INTEGRAL VISION, INC. (FORMERLY MEDAR, INC.)

At March 31, 2003, Maxco owned 2,240,605 shares of Integral Vision’s common stock (aggregate market value of $560,000), representing approximately 24% of Integral Vision’s total common stock outstanding.

During the quarter ended September 30, 1997, the Company participated in a private placement by Integral Vision of $7.0 million of subordinated debentures. Maxco purchased $750,000 of these debentures representing 10.7% of the total placed. Maxco also received warrants to purchase 150,000 shares of Integral Vision stock with a current conversion price of $5.19, which were all outstanding and exercisable at March 31, 2003. In connection with this transaction, Maxco also purchased 150,000 shares of previously unissued Integral Vision stock at $5.00 per share. Maxco received payment on June 30, 1999 of the balance due on subordinated debentures of $750,000. In a separate transaction, Maxco purchased $120,000 of Integral Vision debentures all of which were outstanding as of March 31, 2003. In connection with this transaction, Maxco received warrants to purchase 240,000 shares of Integral Vision stock with a current conversion price of $0.25 per share, all of which were outstanding and exercisable at March 31, 2003. Maxco’s investment in Integral Vision is accounted for under the equity method for all periods presented.

In accordance with APB 18, the Company recorded charges of $122,000 and $1.4 million in 2003 and 2001, respectively, to recognize declines in the value of its investment in Integral Vision that were deemed other than temporary. The charges are included in loss on investment for the years ended March 31, 2003 and 2001. Integral Vision had a net loss for the year ended March 31, 2003 of approximately $1.9 million, a net loss of $6.8 million in 2002, and net income of $8.0 million in 2001.

Maxco’s equity share of Integral Vision’s losses for the years ended March 31, 2003, 2002 and 2001 were approximately $456,000, $182,000 and $2.0 million respectively, and are recorded net of deferred tax for these periods in equity in net income (loss) of affiliates, along with the equity results of other 50% or less owned affiliates accounted for under the equity method. For the years ended March 31, 2003, 2002, and 2001, Integral Vision’s sales were $1.7 million, $2.0 million and $5.0 million, respectively.

NOTE 3 – DEBT

At March 31, 2003 the Company’s heat treating segment, Atmosphere Annealing (Atmosphere), had a $4 million line of credit facility. This facility is secured by Atmosphere’s assets. The amount that can be borrowed under this facility is dependent on certain accounts receivable levels at Atmosphere. At March 31, 2003, based on these specific collateral levels, Atmosphere could borrow up to $4.0 million under its line of credit, approximately all of which was borrowed. The line is under forbearance which expires in July 2003.

Under the terms of its bond agreements, Atmosphere must make monthly deposits into sinking funds, the balance of which is used annually to reduce the principal amount owed on the bonds. The balance in the sinking funds was approximately $318,000 at March 31, 2003.

Long-term obligations at March 31 consisted of the following:

	2003	2002

	(in thousands)
Tax exempt revenue bonds (variable interest rate)	$—	$2,927
Taxable revenue bonds (fixed interest rate of 5.34%)	—	3,594
Mortgage notes payable (various interest rates ranging up to 9.0%)	—	882
Equipment purchase contracts and capitalized lease obligations (various interest rates)	109	4,333
Subordinated debt (fixed interest rate of 10%)	1,999	2,307

	2,108	14,043
Less current maturities	995	2,663

	$1,113	$11,380

At March 31, 2003, the Company classified $14.5 million of its debt as short term. Forbearance agreements have been reached with two principal lenders which expire in 2003. The Company is currently pursuing other financing options.

On November 14, 2002, Maxco completed an agreement to sell its wholly owned subsidiary, Ersco Corporation to Contractor Supply Incorporated for cash and retired certain other debt of Maxco in excess of the sale price resulting in a short term note payable to the purchaser of approximately $4.1 million.

The Company’s weighted average short-term borrowing rate was 6.2% and 6.3% at March 31, 2003 and 2002, respectively.

In December 1998, Maxco entered into a swap agreement with a notional amount of approximately $5.0 million converting its variable rate taxable revenue bonds to a fixed rate of 5.34%, which matures in December 2005. The swap agreement was in a loss position of $242,000 at March 31, 2003.

Notes and contracts payable are generally collateralized by assets purchased with proceeds of the borrowings. The aggregate principal maturities of long-term debt are approximately $995,000 in 2004, $767,000 in 2005, and $346,000 thereafter.

The Company has guaranteed various debt obligations of certain real estate and other investments in an aggregate amount of approximately $5.1 million as of May 31, 2003 ($40.0 million at May 31, 2002). Certain of the debt agreements related to its real estate investments, which Maxco and other guarantors have guaranteed, are in default at March 31, 2003. Extensions or forbearance agreements have been issued by some of the respective banks and the applicable entities are currently working to liquidate the properties to satisfy the requirements of the lenders. L/M Associates and Maxco, and other interested parties, have reached an agreement with the lender for final resolution of the matter. As a result, Maxco’s guarantee exposure under the issue is limited to $100,000. The Company is hopeful that the properties will be sold or refinanced prior to the completion of any foreclosure action. The Company does not believe that there is any unusual degree of risk related to these guarantees because of sufficient underlying asset values supporting the respective debt obligations.

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

Effective January 1, 2002, the Maxco Board of Directors suspended the payment of dividends on all preferred stock. These dividend payments have been accrued in the accompanying financial statements and totaled approximately $612,000 at March 31, 2003, or $.20 per common share.

NOTE 5 – STOCK OPTIONS

Under the terms of Maxco’s incentive common stock option plan, options for the purchase of up to 500,000 shares of common stock may be granted and options are exercisable upon grant.

There were 155,000 stock options outstanding and exercisable at March 31, 2003 with a weighted average price of $7.77 per share and an exercise price ranging from $7.00 to $8.00. There were no options granted during the years ended March 31, 2003 and 2002. In 2001, there were 20,000 options granted at $7.00 per share. The weighted average remaining contractual life of the outstanding options is approximately four years.

The Company has elected to follow APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to adopt only the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of FAS 123. The Company has determined that the difference between the as reported net loss and loss per share and the pro forma net loss and net loss per share as if the options were accounted for under FAS 123 was immaterial for all periods presented.

NOTE 6 – EMPLOYEE SAVINGS PLAN

Company contributions charged to operations under the employee savings plans were approximately $160,000, $167,000, and $196,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

NOTE 7 – FEDERAL INCOME TAXES

The provision (benefit) for federal income taxes consists of the following:

	Year Ended March 31,
	2003	2002	2001

	(in thousands)
Current benefit	$—	$(868)	$—
Deferred expense (benefit)	(875)	293	(745)

	(875)	(575)	(745)
Deferred amount allocated to equity in income of affiliates	(316)	(273)	(1,081)
Amount allocated to discontinued operations	(890)	(1,385)	(548)

	$(2,081)	$(2,233)	$(2,374)

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense (benefit) is as follows:

	Year Ended March 31,
	2003	2002	2001

		(in thousands)
Income taxes computed at United States statutory rate (34%)	$(3,859)	$(637)	$(830)
Valuation allowance	3,006	—	—
Other	(22)	62	85

	$(875)	$(575)	$(745)

Federal income taxes paid by Maxco were $150,000 in 2001. No federal income taxes were paid in 2003 or 2002.

Due to enacted changes in the tax law, the Company carried back its net operating losses at March 31, 2001 and 2002 against the Company’s taxable income in 1997. As a result, the Company had a $3.9 million income tax receivable at March 31, 2002. Maxco received $4.6 million in federal income tax refunds in 2003. As of March 31, 2003, the Company has a net operating loss (NOL) carryforward of $2.1 million which expires in 2023.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of March 31 were as follows:

	2003	2002

	(in thousands)
Deferred Tax Liabilities:
Depreciation	$2,562	$3,523
Additional consideration on sale of investment	—	918
Other	—	9

Total Deferred Tax Liabilities	2,562	4,450
Deferred Tax Assets:
Net operating loss carryforward	714	—
Allowance for doubtful accounts	255	258
Marketable securities	1,546	1,052
Net cumulative unrealized equity losses	2,587	948
Other	466	863

Total Deferred Tax Assets	5,568	3,121
Valuation Allowance for Deferred Tax Assets	3,006	—

Net Deferred Tax Assets	2,562	3,121

Net Deferred Tax Assets (Liabilities)	$—	$(1,329)

In 2003, the Company recorded a deferred tax asset valuation allowance due to the uncertainty in the ultimate realization of its deferred tax assets.

Deferred tax assets and liabilities are recorded in the consolidated balance sheets at March 31 as follows:

	2003	2002

	(in thousands)

Assets:
Income taxes receivable and deferred taxes	$—	$654
Deferred income taxes	—	—

	—	654
Liabilities:
Deferred income taxes	—	1,983

Net Deferred Assets (Liabilities)	$—	$(1,329)

NOTE 8 – OTHER INVESTMENTS
Real Estate:
Maxco has ownership interests ranging from approximately 25 – 50% in primarily two LLC’s (L/M Associates and L/M Associates II) which have been involved in the development and ownership of real estate in central Michigan. In early

2002, Maxco, as managing member of L/M Associates, which is the managing member of L/M Associates II, began negotiations to sell substantially all of the properties in the real estate portfolio of L/M Associates II. In June 2002, L/M Associates II entered into an agreement to sell the properties within the Master LLC to an outside investor. The transaction was approved by more than 75% of the member interests in July 2002. This transaction was completed in January 2003. As part of this transaction, L/M Associates agreed to reinvest a portion of its distributable share of the proceeds to acquire approximately a 16% interest in the acquiring entity. By agreement, this investment may be repurchased prior to July 2004 by a member of the acquiring entity. After July 2004, L/M Associates has the ability to require the same member to repurchase the investment.

Additionally, the Company is actively pursuing the liquidation of the remaining portion of Maxco’s real estate investments.

Maxco also has an investment in Nilson Builders, a residential home builder, as well as LandEquities, which was previously engaged in the construction, leasing, and space planning for its clients including the L/M company portfolios. These entities have been discontinued and their assets are currently being liquidated.

In 2003, the Company reduced the carrying amount of its remaining investment in real estate by $4.7 million due to its current negotiations with potential buyers and other current market information.

Technology Related:
In addition to its investment in Integral Vision, Inc., the Company has an equity interest in two other technology related businesses. In October 1998, Provant, Inc. acquired 100% of the stock of Strategic Interactive. Maxco received cash and approximately 249,000 shares of Provant, Inc. common stock in exchange for its 45% equity interest in Strategic Interactive. The sale also included an earn-out provision. Maxco recognized a total of $2.7 million as its remaining share of the additional consideration to be paid to the former shareholders of Strategic Interactive in 2002. A portion of the payment representing approximately $1.6 million was paid on November 14, 2002 in the form of Provant common stock. The remaining portion of the payment, approximately $1.1 million, was received in January 2003. Maxco recognized a charge of approximately $1.4 million in other income (expense) in 2003 to recognize the decline in the fair value of its investment. In 2002, the Company recorded a charge of $3.1 million to recognize a previously unrealized decline in the fair value of its investment in Provant, Inc. that was deemed other than temporary.

The Company has a 50% equity interest in Foresight Solutions, Inc., a developer of accounting and business software for small to medium size businesses. In 2003, the Company recorded an impairment charge of $2.8 million to adjust its investment to estimated fair value.

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

Maxco has a 12% direct (36% indirect) equity interest in Phoenix Financial Group, LTD and its subsidiary Cambridge Group Investments, LTD (dba Bondpage.com), a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the Internet.

The Company has an approximately 6% interest in the common stock of MYOEM.COM, a company offering a business-to-business vertical web portal designed to bring solution-seekers together with solution-providers. In 2003, the Company recorded an impairment charge of $100,000 to adjust its investment to estimated fair value.

The Company has a 16% equity interest in Vertical VC, a limited partnership that has equity investments in companies focused on the information technology, telecommunications, and medical technology markets. In 2003, the Company recorded an impairment charge of $250,000 to adjust its investment to estimated fair value.

Maxco had a 7% investment in Axson, S.A. of France (Axson), a manufacturer of resins and composite materials for advanced applications. In the fourth quarter of fiscal 2000, the majority shareholders of Axson began negotiations with Axson management for a management buyout of the existing shareholders interests. As such, Maxco classified its investment in Axson as available for sale at March 31, 2000 and adjusted its carrying amount to its estimated fair value, which resulted in an $860,000 charge. This transaction was completed in August 2000.

     The Company recorded the following charges to recognize declines in the value of its investments that were deemed other than temporary:

	Year Ended March 31,
	2003	2002	2001

	(in thousands)
Provant	$1,360	$3,103	$—
Real estate	4,698	—	—
Foresight Solutions	2,790	—	—
Integral Vision	122	—	1,362
Vertical VC	250	—	—
MYOEM.COM	100	—	—

	$9,320	$3,103	$1,362

The combined results of operations and financial position of the Company’s unconsolidated affiliates are summarized below:

	Real Estate			Technology Related			Energy Related and Other
	March 31,				March 31,			March 31,
	2003	2002	2001	2003	2002	2001	2003	2002	2001

				(in thousands)

Condensed income statement information:
Net sales	$79,882	$18,317	$30,379	$2,191	$3,357	$6,095	$2,292	$7,200	$12,775
Gross margin	16,227	14,308	16,058	1,004	(1,520)	(188)	2,204	2,907	4,631
Net income (loss)	5,574	(625)	(768)	(2,600)	(7,310)	(9,302)	—	435	685
Condensed balance sheet information:
Current assets	$9,951	$20,008		$215	$786		$713	$745
Non-current assets	30,409	102,212		1,053	1,560		513	598

	$40,360	$122,220		$1,268	$2,346		$1,226	$1,343

Current liabilities	$36,738	$62,368		$2,609	$3,192		$156	$118
Non-current liabilities	4,309	54,897		5,700	4,060		162	123
Minority interest	245	1,254		—	—		—	—
Stockholders’ equity	(932)	3,701		(7,041)	(4,906)		908	1,102

	$40,360	$122,220		$1,268	$2,346		$1,226	$1,343

NOTE 9 – CONTINGENCIES AND COMMITMENTS
Maxco and certain operating subsidiaries occupy facilities and use equipment under operating lease agreements requiring annual rental payments approximating $493,000 in 2004, $185,000 in 2005, $121,000 in 2006, $55,000 in 2007, and $55,000 in 2008 for a total commitment aggregating $909,000. Rent expense charged to operations, including short-term leases, aggregated $643,000 in 2003, $687,000 in 2002, and $750,000 in 2001.

The Company is involved in various lawsuits and other claims arising in the ordinary course of business. While the results of these matters cannot be predicted with certainty, management, upon advice from counsel, believes that losses, if any, arising from these proceedings will not have a material adverse effect on its financial statements.

NOTE 10 – INDUSTRY SEGMENT INFORMATION
The following summarizes Maxco’s industry segment information:

	2003	2002	2001

	(in thousands)
Net Sales:
Heat treating	$36,740	$34,364	$39,229
Corporate and other	87	332	331

Total Net Sales	$36,827	$34,696	$39,560

Operating Earnings (Loss)
Heat treating	$2,147	$2,482	$3,670
Corporate and other	(2,681)	(2,491)	(3,288)

Total Operating Earnings (Loss)	$(534)	$(9)	$382

Identifiable Assets:
Heat treating	$29,589	$31,444	$34,714
Corporate and other	4,194	17,316	13,076
Investments and advances	4,165	9,026	11,232
Discontinued operations	474	29,252	38,428

Total Identifiable Assets	$38,422	$87,038	$97,450

Depreciation and Amortization Expense:
Heat treating	$2,901	$2,930	$2,375
Corporate and other	48	282	415

Total Depreciation and Amortization Expense	$2,949	$3,212	$2,790

Capital Expenditures:
Heat treating	$531	$572	$6,455
Corporate and other	—	—	8

Total Capital Expenditures	$531	$572	$6,463

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

The nature of the Company’s services may produce sales to one or a small number of customers in excess of 10% of total sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s results of operations. For the year ended March 31, 2003 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 27.2% and 17.3% of consolidated sales, respectively. Amounts due from these customers represented 41.8% of the respective outstanding trade receivable balance at March 31, 2003. For the year ended March 31, 2002 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 20.1% and 15.7% of consolidated sales, respectively. Amounts due from these customers represented 37.5% of the respective outstanding trade receivable balance at March 31, 2002. For the year ended March 31, 2001 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 14.8% and 20.7% of consolidated sales, respectively.

NOTE 11 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended March 31,
	2003	2002	2001

	(in thousands except per share data)

Numerator:
Loss from continuing operations	$(11,088)	$(1,828)	$(3,795)
Loss from discontinued operations	(1,737)	(2,673)	(1,010)

Net Loss	(12,825)	(4,501)	(4,805)
Preferred stock dividends	(408)	(408)	(408)

Numerator for basic and diluted earnings per share— loss available to common stockholders	$(13,233)	$(4,909)	$(5,213)

Denominator:
Denominator for basic and diluted earnings per share— weighted average shares	3,101	3,101	3,101

Basic and Diluted Loss Per Share
Continuing operations	$(3.71)	$(0.72)	$(1.35)
Discontinued operations	(0.56)	(0.86)	(0.33)

	$(4.27)	$(1.58)	$(1.68)

NOTE 12 -– DISCONTINUED OPERATIONS
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

On November 14, 2002, Maxco completed an agreement to sell its wholly owned subsidiary Ersco Corporation to Contractor Supply Incorporated for cash and the retirement of certain other debt of Maxco in excess of the sale price resulting in a note payable to the purchaser of approximately $4.1 million. The Company adjusted the carrying value of Ersco to the estimated sale price resulting in a pre-tax charge of $2.0 million to discontinued operations in the second quarter. Goodwill at Ersco totaled $579,000 as of the date of sale.

Sales and operating earnings for Ersco and Pak Sak for the years ended March 31, 2003, 2002, and 2001 were as follows:

	Year Ended March 31,
	2003 (A)	2002	2001

		(in thousands)

Net sales:
Ersco	$61,421	$88,823	$102,501
Pak Sak	8,051	13,033	15,255
	$69,472	$101,856	$117,756

Pre-tax loss:
Ersco	$(2,056)	$(3,752)	$(1,233)
Pak Sak	(576)	(307)	(324)

	$(2,632)	$(4,059)	$(1,557)

(A)	Results for the year ended March 31, 2003 are through the respective dates of sale and include adjustments to the sales price.

Effective April 1, 2002, the Company adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations for these units have been reported separately as discontinued operations in the consolidated statements of operations for the current and prior periods.

NOTE 13 – SUBSEQUENT EVENT
 On April 15, 2003, the Company sold land it had previously held for sale for $1.0 million, the proceeds of which were primarily used to retire debt.

MAXCO, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F

			Additions

	Balance at	Charged to	Charged to	Deductions-	Balance at
Description	Beginning of	Costs	Other Accounts-	Describe	End of Period
	Period	and Expenses	Describe

Accounts Receivable:
Year ended March 31, 2003:
Allowance for doubtful accounts	$143	$7	$—	$—	$150

Year ended March 31, 2002:
Allowance for doubtful accounts	177	24	—	58 (A)	$143

Year ended March 31, 2001:
Allowance for doubtful accounts	193	(11)	—	5 (A)	$177

Notes Receivable:
Year ended March 31, 2003:
Allowance for doubtful accounts	$1,291	$521	$—	$1,212(A)	$600

Year ended March 31, 2002:
Allowance for doubtful accounts	335	290	666 (B)	—	$1,291

Year ended March 31, 2001:
Allowance for doubtful accounts	—	335	—	—	$335

Income Tax Assets:
Year ended March 31, 2003:
Valuation allowance	$—	$3,006	$—	$—	$3,006

(A)	Represents uncollectible accounts written off, less recoveries.

(B)	Represents a reclass from the prior year from contingent liability.

MAXCO, INC.
ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors—Ernst & Young LLP (Form S-8 filed June 2, 1992 – File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539)

23.1	Consent of Independent Auditors—Moore Stephens Doeren Mayhew (Form S-8 filed June 2, 1992 – File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002