Form 10-Q
period 2003-06-30
MAXCO INC
filed 2003-08-14
CIK 78966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

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

Yes          No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003

Common Stock	3,101,195 shares

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	June 30, 2003 (Unaudited)	March 31, 2003

	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$470	$391
Accounts and notes receivable, less allowance of $178,000 ($150,000 at March 31, 2003)	6,239	7,173
Accounts receivable—related parties	484	502
Inventory—Note 9	279	176
Prepaid expenses and other	39	227

Total Current Assets	7,511	8,469
Marketable Securities—Long Term—Note 2	85	312
Property & Equipment
Land	446	446
Buildings	6,166	6,166
Machinery, equipment, and fixtures	28,581	28,401

	35,193	35,013
Allowances for depreciation	(13,159)	(12,416)

	22,034	22,597
Other Assets
Investments	1,128	1,157
Notes and contracts receivable and other, less allowance of $600,000	681	981
Advances to affiliate	3,008	3,008
Intangibles	1,424	1,424
Non-current assets of discontinued operations—Note 11	474	474

	6,715	7,044

	$36,345	$38,422

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Maxco, Inc. and Subsidiaries

	June 30, 2003 (Unaudited)	March 31, 2003

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable—Note 6	$15,866	$18,780
Accounts payable	3,896	3,425
Employee compensation	1,468	1,268
Taxes, interest, and other liabilities	3,113	3,004
Current maturities of long-term obligations	1,159	995
Current liabilities of discontinued operations—Note 11	294	303

Total Current Liabilities	25,796	27,775
Long-Term Obligations, Less Current Maturities	939	1,113
Stockholders’ Equity
Preferred stock:
Series Three: 10% cumulative redeemable, $60 face value; 14,784 shares issued and outstanding	678	678
Series Four: 10% cumulative redeemable, $51.50 face value; 46,414 shares issued and outstanding	2,390	2,390
Series Five: 10% cumulative redeemable, $120 face value; 6,648 shares issued and outstanding	798	798
Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, issued — none	—	—
Common stock, $1 par value; 10,000,000 shares authorized, 3,101,195 shares issued and outstanding	3,101	3,101
Net unrealized losses	(242)	(298)
Retained earnings	2,885	2,865

Total Stockholders’ Equity	9,610	9,534

	$36,345	$38,422

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Three Months Ended June 30,
	2003	2002

	(in thousands, except per share data)
Net sales	$9,573	$8,926
Costs and expenses:
Cost of sales and operating expenses	6,152	5,375
Selling, general and administrative	2,809	2,791
Depreciation and amortization	751	757

	9,712	8,923

Operating Earnings (Loss)	(139)	3
Other income (expense)
Investment and interest income (loss), net	(246)	103
Gain on sale of assets	910	149
Interest expense	(403)	(450)

Income (Loss) From Continuing Operations Before Federal Income Taxes and Equity in Loss of Affiliates	122	(195)
Federal income tax benefit	—	(81)

Income (Loss) From Continuing Operations Before Equity in Loss of Affiliates	122	(114)
Equity in loss of affiliates, net of tax	—	(309)

Income (Loss) From Continuing Operations	122	(423)
Income from discontinued operations, net of tax	—	5

Net Income (Loss)	122	(418)

Less preferred stock dividends	(102)	(102)

Net Income (Loss) Applicable to Common Stock	$20	$(520)

Net Income (Loss) Per Common Share—Basic and Diluted
Continuing operations	$0.01	$(0.17)
Discontinued operations	—	—

	$0.01	$(0.17)

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Three Months Ended June 30,
	2003	2002

	(in thousands)
Operating Activities
Net income (loss)	$122	$(418)
Income from discontinued operations	—	(5)

Income (loss) from continuing operations	122	(423)
Advances to discontinued operations	—	(2,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net gains	(627)	(149)
Depreciation and other non-cash items	751	1,118
Changes in operating assets and liabilities	1,714	3,089

Net Cash Provided By Operating Activities	1,960	1,274
Investing Activities
Proceeds from sale of assets	939	2,500
Purchases of property and equipment	(179)	(22)
Other	(6)	(32)

Net Cash Provided By Investing Activities	754	2,446
Financing Activities
Net repayments on line of credit	(1,414)	(500)
Net repayments on other debt obligations	(1,221)	(2,810)

Net Cash Used In Financing Activities	(2,635)	(3,310)

Increase in Cash and Cash Equivalents	79	410
Cash and Cash Equivalents at Beginning of Period	391	345

Cash and Cash Equivalents at End of Period	$470	$755

Supplemental cash flow disclosure:
Interest paid	$183	$301

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
June 30, 2003
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in Maxco’s annual report on Form 10-K for the year ended March 31, 2003.

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

The financial statements for the period ended June 30, 2002 have been restated due to the sales of the Company’s subsidiaries, Ersco Corporation and Pak Sak Industries. Certain other amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2 — MARKETABLE SECURITIES
The Company classifies its investments in equity securities with readily determinable fair values as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The Company recorded a charge of $283,000 in the current quarter as an other than temporary impairment to the value of its investment in Provant.

NOTE 3 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	June 30,

	2003	2002

	(in thousands, except per share data)
NUMERATOR:
Income (loss) from continuing operations	$122	$(423)
Income from discontinued operations	—	5

Net income (loss)	122	(418)
Preferred stock dividends	(102)	(102)

Numerator for basic and diluted earnings per share— income (loss) available to common stockholders	$20	$(520)

DENOMINATOR:
Denominator for basic and diluted earnings per share—weighted average shares	3,101	3,101

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.01	$(0.17)
Discontinued operations	—	—

	$0.01	$(0.17)

NOTE 4 — COMPREHENSIVE INCOME
The components of comprehensive income for the three months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,
	2003	2002

	(in thousands)
Net income (loss)	$122	$(418)
Unrealized loss on marketable securities	56	(6)
Unrealized loss on swap agreement	—	(77)

Comprehensive income (loss)	$178	$(501)

The components of accumulated comprehensive loss, net of related tax at June 30, 2003 and March 31, 2003 are as follows:

	June 30,	March 31,
	2003	2003

	(in thousands)
Unrealized loss on marketable securities	$—	$(56)
Unrealized loss on swap agreement	(242)	(242)

	$(242)	$(298)

NOTE 5 — INDUSTRY SEGMENT INFORMATION
The following summarizes Maxco’s industry segment information:

	June 30,	March 31,
	2003	2003

	(in thousands)
Identifiable Assets:
Heat treating	$28,031	$29,589
Assets of discontinued operations	474	474
Corporate and other	3,704	4,194
Investments and advances	4,136	4,165

Total Identifiable Assets	$36,345	$38,422

	Three Months Ended
	June 30,
	2003	2002

	(in thousands)
Net Sales:
Heat treating	$9,573	$8,893
Corporate and other	—	33

Total Net Sales	$9,573	$8,926

Operating Earnings (Loss):
Heat treating	$452	$592
Corporate and other	(591)	(589)

Total Operating Earnings (Loss)	$(139)	$3

Depreciation and Amortization Expense:
Heat treating	$743	$740
Corporate and other	8	17

Total Depreciation and Amortization Expense	$751	$757

Capital Expenditures:
Heat treating	$179	$22
Corporate and other	—	—

Total Capital Expenditures	$179	$22

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

The nature of the Company’s services may produce sales to one or a small number of customers in excess of 10% of total sales in any one period. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s results of operations.

NOTE 6 — DEBT
The Company is under forbearance agreements with its two primary lenders with expiration dates of September 30, 2003 and October 15, 2003. As such, the outstanding balance on the borrowings with these lenders, $11.6 million at June 30, 2003, has been classified as current in the accompanying financial statements. The Company is currently pursuing other financing options.

The Company has guaranteed various debt obligations of certain real estate and other investments in an aggregate amount of approximately $5.2 million as of June 30, 2003. Certain of the debt agreements related to its real estate investments, which Maxco and others have guaranteed, are in default at June 30, 2003. Extensions or forbearance agreements have been issued by some of the respective banks and the applicable entities are currently working to liquidate the properties to satisfy the obligations. The Company and one of the lenders have agreed to the process of foreclosure action and the Company’s exposure under the issue is limited to $100,000. The Company is hopeful that the properties will be sold or refinanced prior to the completion of any foreclosure action. The Company does not believe that there is any unusual degree of risk related to these guarantees because of sufficient underlying asset values supporting the respective debt obligations.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. Due to current debt service requirements, there is substantial doubt about the Company’s ability to operate as a going concern. The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will be dependent upon its future operating performance and the successful renegotiation of its credit facilities. These dependencies will be subject to financial, business and other factors, certain of which are beyond the Company’s control, such as prevailing economic conditions. There can be no assurance that the Company will be able to secure additional financing on satisfactory terms or in the near future. The Company believes that funds generated by its operations and funds anticipated available under new facilities currently under negotiation will be sufficient to finance short term capital needs, as well as to fund existing operations for the foreseeable future. However, in the event that the Company is unable to successfully negotiate its credit facilities, the Company has long term equity investments that it is actively liquidating to meet its debt service requirements.

NOTE 7 — FEDERAL INCOME TAXES
The Company utilized previously reserved deferred tax assets in the first quarter of 2003. As such, the Company did not record income tax expense resulting in a variation from the statutory rate of 34%.

NOTE 8 — DIVIDENDS
Effective January 1, 2002, the Maxco Board of Directors suspended the payment of dividends on all preferred stock. These dividend payments have been accrued in the accompanying financial statements and totaled approximately $713,000 at June 30, 2003.

NOTE 9 — INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

	June 30,	March 31,
	2003	2003

	(in thousands)
Raw materials	$52	$—
Work in progress	227	156
Finished goods	—	20

	$279	$176

NOTE 10 — SALE OF REAL ESTATE PORTFOLIO
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

In early 2002, Maxco, as managing member of L/M Associates, which is the managing member of L/M Associates II, began negotiations to sell substantially all of the properties in the real estate portfolio of L/M Associates II. In June 2002, L/M Associates II entered into an agreement to sell the properties within the Master LLC to an outside investor. The transaction was approved by more than 75% of the member interests in July 2002. This transaction was completed in January 2003. As part of this transaction, L/M Associates agreed to reinvest a portion of its distributable share of the proceeds to acquire approximately a 16% interest in the acquiring entity. By agreement, this investment may be purchased prior to July 2004 by a member of the acquiring entity. After July 2004, L/M Associates has the ability to require the same member to purchase the investment.

The Company is actively pursuing the liquidation of the remaining portion of Maxco’s real estate investments.

NOTE 11 — DISCONTINUED OPERATIONS
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

On November 14, 2002, Maxco completed an agreement to sell its wholly owned subsidiary, Ersco Corporation to Contractor Supply Incorporated for cash and retired certain other debt of Maxco in excess of the sale price resulting in a note payable to the purchaser of approximately $4.0 million.

The results of operations for these units have been reported separately as discontinued operations in the consolidated statements of operations for the period ending June 30, 2002.

NOTE 12 — SALE OF LAND
On April 15, 2003, the Company sold land it had previously held for sale for $1.0 million, the proceeds of which were primarily used to retire debt. This transaction resulted in a gain of $910,000.

NOTE 13 — NEW ACCOUNTING PRONOUNCEMENTS
In January 2003, the FASB issued Interpretation (FIN) 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” This interpretation provides guidance related to identifying variable interest entities (VIEs, previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a VIE when it initially applies FIN 46. This interpretation must be applied immediately to VIEs created or obtained after January 31, 2003. During the first three months of fiscal 2004, the Company did not participate in the creation of, or obtain a new variable interest in, any VIE. For those VIEs created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN 46 in the second quarter of fiscal 2004. The majority of the Company’s investments are not expected to meet the criteria for consolidation included in FIN

46. The Company has not determined what impact adopting this standard will have on its financial statements.

In April 2003 the FASB issued SFAS No. 149 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003. It is not expected that the provisions of Statement No. 149 will have a material impact on the financial position or results of operations of the Company.

In May 2003 the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. It is not expected that the provisions of Statement No. 150 will have a material impact on the financial position of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION
 Cash provided by operating activities amounted to $2.0 million for the three months. Earnings, after non-cash adjustments, generated $246,000 while changes in working capital components generated $1.7 million.

Cash was generated by investing activities during the period as a result of the sale of land that was owned by the Company. These proceeds were used primarily to retire debt. The Company’s heat treating segment purchased approximately $179,000 of equipment during the quarter.

Net repayments on debt obligations amounted to $2.6 million for the three month period.

At June 30, 2003, the Company classified its borrowings under forbearance agreements as short term. These agreements have expiration dates of September 30, 2003 and October 15, 2003. The Company is currently pursuing other financing options.

The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will be dependent upon its future operating performance and the successful renegotiation of its credit facility. These dependencies will be subject to financial, business and other factors, certain of which are beyond the Company’s control, such as prevailing economic conditions. There can be no assurance that, in the event the Company were to require additional financing, such additional financing would be available on satisfactory terms. The Company believes that funds generated by its operations and funds anticipated available under new facilities will be sufficient to finance short term capital needs, as well as to fund existing operations for the foreseeable future. However, in the event that the Company is unable to successfully negotiate its credit facilities, the Company has long term equity investments that it is actively liquidating to meet its debt service requirements.

At June 30, 2003, the 2,240,605 shares of Integral Vision (formerly Medar) common stock that Maxco owns had an aggregate market value of approximately $381,000. Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented, as the Company owns greater than 20% of Integral Vision’s outstanding stock.

At June 30, 2003, the 2,837,089 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $85,000. On November 14, 2002 Maxco received 2,587,859 shares of Provant stock as part of the additional consideration to be received as one of the former shareholders of Strategic Interactive, Inc. Maxco’s investment in Provant is reflected in Maxco’s financial statements under the cost method as an available-for-sale security as the Company owns less than 20% of Provant’s outstanding stock.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
Three Months Ended June 30, 2003 Compared to 2002
 Net sales increased to $9.6 million compared to $8.9 million in last year’s first quarter. First quarter results reflect an operating loss of $139,000 compared to earnings of $3,000 for the comparable period in 2002. Net income was $122,000 or $.01 per share assuming dilution compared to last year’s net loss of $418,000 or $.17 per share assuming dilution.

Sales and operating earnings for the three months ending June 30, 2003 and 2002 by the Company’s heat treating and corporate and other segments were as follows:

	Three Months Ended		Three Months Ended
	June 30, 2003		June 30, 2002

		Operating		Operating
	Net Sales	Earnings (Loss)	Net Sales	Earnings (Loss)

		(in thousands)
Heat treating	$9,573	$452	$8,893	$592
Corporate and other	—	(591)	32	(589)

	$9,573	$(139)	$8,925	$3

The increase in net sales at the Company’s heat treating segment, Atmosphere Annealing (Atmosphere), was due to increased business with Honda of America Manufacturing, Inc. Partially offsetting this increase was a decrease in sales to a customer who moved a portion of their heat treating requirements in-house or to another vendor. The decrease in revenue at corporate was primarily due to a reduction in rental income from the prior year as a result of the sale of two buildings in the first quarter of last year.

Consolidated gross profit (net sales less cost of sales and operating expenses) decreased to $3.4 million from $3.6 million. Gross margin (gross profit as a percentage of sales) decreased from 40% to 36%. The decrease in heat treating sales to a customer who moved a portion of their heat treating requirements in-house or to another vendor was the primary reason that gross profit declined from the prior year. Gross margin decreased primarily as a result of the increased sales to Honda. By agreement, the Company is required to purchase and bill Honda for the steel used in the heat treating process resulting in lower margins. Atmosphere decreased their operating expenses through reductions in the costs of labor ($113,000), shipping ($44,000), and maintenance ($40,000).

Selling, general, and administrative and depreciation and amortization expenses were comparable to the prior year.

As a result of the above, operating earnings decreased to a loss of approximately $139,000 from earnings of $3,000 in last year’s comparable period.

Investment and interest income (loss), net decreased from income of $103,000 to a loss of $246,000. The Company recorded a charge of $283,000 in the current quarter as an other than temporary impairment to the value of its investment in Provant. Also, in fiscal 2003, the Company ceased the recording of interest income on certain notes when it was determined that any further amount would be uncollectible. The carrying value of the notes and accrued interest were adjusted in fiscal 2003 to estimated realizable values.

Gain on sale of assets include $910,000 for a gain on sale of land in the current quarter and $149,000 for gains on sales of buildings in the prior year quarter.

In the current quarter, the Company did not record equity in earnings of affiliates as these investments were adjusted to estimated realizable amounts at the end of fiscal 2003. Equity in loss of affiliates was $309,000 in the prior year period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. While approximately $2.1 million of Maxco’s debt carries a fixed rate of interest, the Company entered into an interest rate swap agreement based on a notional amount of $5.0 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate short and long term borrowings of $11.9 million at June 30, 2003. A 1% increase from the prevailing interest rates at June 30, 2003 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by approximately $89,000 based on principal balances at June 30, 2003.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer believe Maxco’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), are effective. This conclusion was reached after an evaluation of these controls and procedures as of June 30, 2003.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

The annual meeting of shareholders is delayed more than 30 days later than it is traditionally held. An announcement will be made when the date is determined.

Item 6(a)	Exhibits

3	Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.3	Resolution authorizing the redemption of Series Two Preferred Stock and establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.9	Asset purchase agreement — Wright Plastic Products, Inc. is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996 is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 8-K dated January 17, 1997.

10.13	Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.14	Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998 is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999, is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.20	Fifth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 1, 1999 is hereby incorporated by reference from Form 10-Q dated November 12, 1999.

10.21	Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000 is hereby incorporated by reference from Form 10-K dated July 14, 2000.

10.22	Seventh amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated January 11, 2000 is hereby incorporated by reference from Form 10-Q dated February 14, 2001.

10.23	Eighth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated March 19, 2001 is hereby incorporated by reference from Form 10-K dated July 13, 2001.

10.24	Ninth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated October 1, 2001 is hereby incorporated by reference from Form 10-Q dated February 19, 2002.

10.25	Tenth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated February 19, 2002 is hereby incorporated by reference from Form 10-K dated July 16, 2002.

10.26	Financing arrangements among Comerica Bank, Maxco, Inc., Ersco Corporation, Pak Sak Industries, Inc., and Max A. Coon dated November 8, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.27	Financing arrangements among Comerica Bank, Maxco, Inc., Pak Sak Industries, Inc., and Max A. Coon dated November 13, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.28	Assignment agreement among Comerica Bank, Contractor Supply Incorporated, Maxco, Inc., Ersco Corporation, Pak Sak, Inc., Max A. Coon, and Ambassador Steel Corporation dated November 13, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.29	Obligor assignment agreement among Contractor Supply Incorporated, Maxco, Inc., and Ersco Corporation dated November 14, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.30	Stock purchase agreement between Ersco Corporation, Maxco, Inc., and Contractor Supply Incorporated dated November 14, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.31	Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated September 27, 2002.

10.32	First Amendment to Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated October 30, 2002.

10.33	Second Amendment to Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated November 25, 2002.

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.

Item 6(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXCO, INC.

Date:	August 14, 2003	/s/ VINCENT SHUNSKY Vincent Shunsky, Vice President-Finance and Treasurer (Principal Financial and Accounting Officer)

10-K EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

Ex-31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

Ex-31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

Ex-32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

Ex-32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.