Form 10-Q
period 2003-09-30
MAXCO INC
filed 2003-11-19
CIK 78966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003

Common Stock	3,101,195 shares

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	September 30,	March 31,
	2003	2003
	(Unaudited)

	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$608	$391
Accounts and notes receivable, less allowance of $199,000 ($150,000 at March 31, 2003)	5,057	7,173
Accounts receivable—related parties	484	502
Inventory—Note 9	542	176
Prepaid expenses and other	63	227

Total Current Assets	6,754	8,469
Marketable Securities—Long Term—Note 2	28	312
Property & Equipment
Land	446	446
Buildings	6,168	6,166
Machinery, equipment, and fixtures	28,629	28,401

	35,243	35,013
Allowances for depreciation	(13,827)	(12,416)

	21,416	22,597
Other Assets
Investments	1,038	1,157
Notes and contracts receivable and other, less allowance of $600,000	681	981
Advances to affiliate	3,008	3,008
Intangibles	1,424	1,424
Non-current assets of discontinued operations—Note 11	474	474

	6,625	7,044

	$34,823	$38,422

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Maxco, Inc. and Subsidiaries

	September 30,	March 31,
	2003	2003
	(Unaudited)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable—Note 6	$4,606	$18,780
Accounts payable	4,112	3,425
Employee compensation	1,382	1,268
Taxes, interest, and other liabilities	3,062	3,004
Current maturities of long-term obligations	3,814	995
Current liabilities of discontinued operations—Note 11	286	303

Total Current Liabilities	17,262	27,775
Long-Term Obligations, Less Current Maturities	8,800	1,113
Stockholders’ Equity
Preferred stock:
Series Three: 10% cumulative redeemable, $60 face value; 14,784 shares issues and outstanding	678	678
Series Four: 10% cumulative redeemable, $51.50 face value; 46,414 shares issues and outstanding	2,390	2,390
Series Five: 10% cumulative redeemable, $120 face value; 6,648 shares issues and outstanding	798	798
Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, issued — none	—	—
Common stock, $1 par value; 10,000,000 shares authorized, 3,101,195 shares issued and outstanding	3,101	3,101
Net unrealized losses	(203)	(298)
Retained earnings	1,997	2,865

Total Stockholders’ Equity	8,761	9,534

	$34,823	$38,422

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Three Months Ended September 30,
	2003	2002

	(in thousands, except per share data)
Net sales	$9,189	$8,908
Costs and expenses:
Cost of sales and operating expenses	6,070	5,762
Selling, general and administrative	2,626	2,788
Depreciation and amortization	702	753

	9,398	9,303

Operating Loss	(209)	(395)
Other income (expense)
Investment and other loss	(55)	(1,598)
Interest income	37	222
Interest expense	(470)	(412)

Loss From Continuing Operations Before Federal Income Taxes and Equity in Loss of Affiliates	(697)	(2,183)
Federal income tax benefit	—	(727)

Loss From Continuing Operations Before Equity in Loss of Affiliates	(697)	(1,456)
Equity in loss of affiliates, net of tax	(90)	(2,102)

Loss From Continuing Operations	(787)	(3,558)
Loss from discontinued operations, net of tax	—	(1,666)

Net Loss	(787)	(5,224)

Less preferred stock dividends	(102)	(102)

Net Loss Applicable to Common Stock	$(889)	$(5,326)

Net Loss Per Common Share—Basic and Diluted
Continuing operations	$(0.29)	$(1.18)
Discontinued operations	—	(0.54)

	$(0.29)	$(1.72)

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Six Months Ended September 30,
	2003	2002

	(in thousands except per share data)
Net sales	$18,762	$17,834
Costs and expenses:
Cost of sales and operating expenses	12,222	11,137
Selling, general and administrative	5,435	5,579
Depreciation and amortization	1,453	1,510

	19,110	18,226

Operating Loss	(348)	(392)
Other income (expense)
Investment and other losses	(340)	(1,678)
Gain on sale of assets	912	149
Interest income	74	404
Interest expense	(873)	(862)

Loss From Continuing Operations Before Federal Income Taxes and Equity in Loss of Affiliates	(575)	(2,379)
Federal income tax benefit	—	(809)

Loss From Continuing Operations Before Equity in Loss of Affiliates	(575)	(1,570)
Equity in loss of affiliates, net of tax	(90)	(2,411)

Loss From Continuing Operations	(665)	(3,981)
Loss from discontinued operations, net of tax	—	(1,661)

Net Loss	(665)	(5,642)

Less preferred stock dividends	(204)	(204)

Net Loss Applicable to Common Stock	$(869)	$(5,846)

Net Loss Per Common Share—Basic and Diluted
Continuing operations	$(0.28)	$(1.35)
Discontinued operations	—	(0.54)

	$(0.28)	$(1.89)

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Six Months Ended September 30,
	2003	2002

	(in thousands)
Operating Activities
Net loss	$(665)	$(5,642)
Loss from discontinued operations	—	1,661

Loss from continuing operations	(665)	(3,981)
Advances to discontinued operations	—	1,302
Adjustments to reconcile net loss to net cash provided by operating activities:
Net gains on sale of assets	(912)	(149)
Non-cash investment losses	340	1,678
Depreciation and other non-cash items	1,543	1,879
Changes in operating assets and liabilities	3,029	2,268

Net Cash Provided By Operating Activities	3,335	2,997
Investing Activities
Proceeds from sale of assets	939	2,500
Purchases of property and equipment	(254)	(163)
Other	(13)	(25)

Net Cash Provided By Investing Activities	672	2,312
Financing Activities
Net proceeds from (repayments on) line of credit	(1,737)	35
Net repayments on other debt obligations	(2,053)	(3,951)

Net Cash Used In Financing Activities	(3,790)	(3,916)

Increase in Cash and Cash Equivalents	217	1,393
Cash and Cash Equivalents at Beginning of Period	391	345

Cash and Cash Equivalents at End of Period	$608	$1,738

Supplemental cash flow disclosure:
Interest paid	$696	$672

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
September 30, 2003
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

NOTE 2 — MARKETABLE SECURITIES

The Company classifies its investments in equity securities with readily determinable fair values as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The Company recorded a charge of $57,000 in the current quarter as an other than temporary impairment to the value of its investment in Provant.

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
NUMERATOR:
Loss from continuing operations	$(787)	$(3,558)	$(665)	$(3,981)
Income from discontinued operations	—	(1,666)	—	(1,661)

Net loss	(787)	(5,224)	(665)	(5,642)
Preferred stock dividends	(102)	(102)	(204)	(204)

Numerator for basic and diluted earnings per share— loss available to common stockholders	$(889)	$(5,326)	$(869)	$(5,846)
DENOMINATOR:
Denominator for basic and diluted earnings per share—weighted average shares	3,101	3,101	3,101	3,101
BASIC AND DILUTED LOSS PER SHARE
Continuing operations	$(0.29)	$(1.18)	$(0.28)	$(1.35)
Discontinued operations	—	(0.54)	—	(0.54)

	$(0.29)	$(1.72)	$(0.28)	$(1.89)

NOTE 4 — COMPREHENSIVE LOSS

The components of comprehensive loss for the three and six months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(in thousands)
Net loss	$(787)	$(5,224)	$(665)	$(5,642)
Unrealized gain (loss) on marketable securities	—	—	—	(6)
Unrealized gain (loss) on swap agreement	39	(98)	39	(175)

Comprehensive loss	$(748)	$(5,322)	$(626)	$(5,823)

The components of accumulated comprehensive loss, net of related tax at September 30, 2003 and March 31, 2003 are as follows:

	September 30,	March 31,
	2003	2003

	(in thousands)
Unrealized loss on marketable securities	$—	$(56)
Unrealized loss on swap agreement	(203)	(242)

	$(203)	$(298)

NOTE 5 — INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

	September 30,	March 31,
	2003	2003

	(in thousands)
Identifiable Assets:
Heat treating	$27,405	$30,203
Assets of discontinued operations	474	474
Corporate and other	2,898	3,580
Investments and advances	4,046	4,165

Total Identifiable Assets	$34,823	$38,422

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

		(in thousands)
Net Sales:
Heat treating	$9,145	$8,892	$18,718	$17,785
Corporate and other	44	16	44	49

Total Net Sales	$9,189	$8,908	$18,762	$17,834

Operating Earnings (Loss):
Heat treating	$188	$522	$640	$1,114
Corporate and other	(397)	(917)	(988)	(1,506)

Total Operating Earnings (Loss)	$(209)	$(395)	$(348)	$(392)

Depreciation and Amortization Expense:
Heat treating	$693	$740	$1,436	$1,480
Corporate and other	9	13	17	30

Total Depreciation and Amortization Expense	$702	$753	$1,453	$1,510

Capital Expenditures:
Heat treating	$75	$141	$254	$163
Corporate and other	—	—	—	—

Total Capital Expenditures	$75	$141	$254	$163

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

NOTE 6 — DEBT

At September 30, 2003, the Company and its wholly owned subsidiary, Atmosphere Annealing, were under forbearance agreements with their two primary lenders representing approximately $10.5 million in outstanding debt.

Subsequent to September 30, 2003, Atmosphere Annealing reached an agreement with a new lender to repay one of the lenders with which the Company and Atmosphere Annealing were in default. The principal amount repaid was approximately $8.1 million. The new facilities are comprised of a $6.0 million revolving credit facility, $6.4 million of term debt with a 5 year amortization period, and $800,000 of term debt with a two year amortization period. These facilities are secured by all of the assets of Atmosphere Annealing.

The Company has an outstanding debt of $2.2 million due a lender that is in default. This debt is subject to a forbearance agreement that expires in April 2004 and has been classified as current in the accompanying financial statements.

The Company has guaranteed various debt obligations of certain real estate and other investments in an aggregate amount of approximately $4.4 million as of September 30, 2003. Certain of the debt agreements related to its real estate investments, which Maxco and others have guaranteed, are in default at September 30, 2003. Extensions or forbearance agreements have been issued by some of the respective lenders and the applicable entities are currently working to liquidate the properties to satisfy the obligations. The Company and one of the lenders have agreed to the process of foreclosure action and the Company’s exposure under the issue is limited to $100,000. The Company does not believe that there is any unusual degree of risk related to these guarantees because of sufficient underlying asset values supporting the respective debt obligations. In October 2003, the Company was named as a defendant in a certain action from a lender as a result of the Company being a guarantor of a real estate investment. The claim in this action is $1.0 million; however, the Company believes that the value of the underlying assets involved is sufficient to satisfy any potential judgment.

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

NOTE 7 — FEDERAL INCOME TAXES

The Company did not recognize tax benefits on its losses during the current quarter due to uncertainty on the realization of those benefits. As such, the Company did not record income tax expense resulting in a variation from the statutory rate of 34%.

NOTE 8 — DIVIDENDS

Effective January 1, 2002, the Maxco Board of Directors suspended the payment of dividends on all preferred stock. These dividend payments have been accrued in the accompanying financial statements and totaled approximately $815,000 at September 30, 2003.

NOTE 9 — INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

	September 30,	March 31,
	2003	2003

	(in thousands)
Raw materials	$310	$—
Work in progress	232	156
Finished goods	—	20

	$542	$176

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

On November 14, 2002, Maxco completed an agreement to sell its wholly owned subsidiary, Ersco Corporation to Contractor Supply Incorporated for cash and retired certain other debt of Maxco in excess of the sale price resulting in a note payable to the purchaser of approximately $4.0 million. The principal balance of this note was reduced by $2.3 million in 2003 as the Company assumed a liability of the purchaser.

The results of operations for these units have been reported separately as discontinued operations in the consolidated statements of operations for the periods ending September 30, 2002.

NOTE 12 — SALE OF LAND

On April 15, 2003, the Company sold land it had previously held for sale for $1.0 million, the proceeds of which were primarily used to retire debt. This transaction resulted in a gain of $910,000.

NOTE 13 — NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation (FIN) 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51”, and in October 2003 issued a modification of FIN 46. This interpretation provides guidance related to identifying variable interest entities (VIEs, previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a VIE when it initially applies FIN 46. This interpretation must be applied immediately to VIEs created or obtained after January 31, 2003. Since January 31, 2003, the Company has not participated in the creation of, or obtained a new variable interest in, any VIE. For those VIEs created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN 46 in the third quarter of fiscal 2004. The Company has not determined what impact adopting this standard will have on its financial statements.

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

In May 2003 the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. There was no impact of adoption on the financial statements of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash provided by operating activities amounted to $3.3 million for the six months. Earnings, after non-cash adjustments, generated $306,000 while changes in working capital components generated approximately $3.0 million.

Cash was generated by investing activities during the period as a result of the sale of land that was owned by the Company. These proceeds were used primarily to retire debt. The Company’s heat treating segment purchased approximately $254,000 of equipment during the period.

Net repayments on debt obligations amounted to $3.8 million for the six month period.

At September 30, 2003, the Company and its wholly owned subsidiary, Atmosphere Annealing, were under forbearance agreements with their two primary lenders representing approximately $10.5 million in outstanding debt.

Subsequent to September 30, 2003, Atmosphere Annealing reached an agreement with a new lender to repay one of the lenders with which the Company and Atmosphere Annealing were in default. The principal amount repaid was approximately $8.1 million. The new facilities are comprised of a $6.0 million revolving credit facility, $6.4 million of term debt with a 5 year amortization period, and $800,000 of term debt with a two year amortization period. These facilities are secured by all of the assets of Atmosphere Annealing.

The Company has an outstanding debt of $2.2 million due a lender that is in default. This debt is subject to a forbearance agreement that expires in April 2004 and has been classified as current in the accompanying financial statements.

The Company has guaranteed various debt obligations of certain real estate and other investments in an aggregate amount of approximately $4.4 million as of September 30, 2003. Certain of the debt agreements related to its real estate investments, which Maxco and others have guaranteed, are in default at September 30, 2003. Extensions or forbearance agreements have been issued by some of the respective lenders and the applicable entities are currently working to liquidate the properties to satisfy the obligations. The Company and one of the lenders have agreed to the process of foreclosure action and the Company’s exposure under the issue is limited to $100,000. The Company does not believe that there is any unusual degree of risk related to these guarantees because of sufficient underlying asset values supporting the respective debt obligations. In October 2003, the Company was named as a defendant in a certain action from a lender as a result of the Company being a guarantor of a real estate investment. The claim in this action is $1.0 million; however, the Company believes that the value of the underlying assets involved is sufficient to satisfy any potential judgment.

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

At September 30, 2003, the 2,240,605 shares of Integral Vision (formerly Medar) common stock that Maxco owns had an aggregate market value of approximately $471,000. Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented, as the Company owns greater than 20% of Integral Vision’s outstanding stock.

At September 30, 2003, the 2,837,089 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $28,000. On November 14, 2002 Maxco received 2,587,859 shares of Provant stock as part of the additional consideration to be received as one of the former shareholders of Strategic Interactive, Inc. Maxco’s investment in Provant is reflected in Maxco’s financial statements under the cost method as an available-for-sale security as the Company owns less than 20% of Provant’s outstanding stock.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
Three Months Ended September 30, 2003 Compared to 2002
Net sales increased to $9.2 million compared to $8.9 million in last year’s second quarter. Second quarter results reflect an operating loss of $209,000 compared to a loss of $395,000 for the comparable period in 2002. Net loss was $787,000 or $.29 per share assuming dilution compared to last year’s net loss of $5.2 million or $1.72 per share assuming dilution.

Sales and operating earnings for the three months ending September 30, 2003 and 2002 by the Company’s heat treating and corporate and other segments were as follows:

	Three Months Ended		Three Months Ended
	September 30, 2003		September 30, 2002

		Operating		Operating
	Net Sales	Earnings (Loss)	Net Sales	Earnings (Loss)

		(in thousands)
Heat treating	$9,145	$188	$8,892	$522
Corporate and other	44	(397)	16	(917)

	$9,189	$(209)	$8,908	$(395)

The increase in net sales at the Company’s heat treating segment, Atmosphere Annealing (Atmosphere), was due to increased business with Honda of America Manufacturing, Inc. Partially offsetting this increase was a decrease in sales to a customer who moved a portion of their heat treating requirements in-house or to another vendor.

Consolidated gross profit (net sales less cost of sales and operating expenses) was approximately $3.1 million for both periods. Gross margin (gross profit as a percentage of net sales) decreased from 35% to 34%. Gross margin decreased primarily as a result of the increased sales to Honda. By agreement, the Company is required to purchase and bill Honda for the steel used in the heat treating process resulting in lower margins. Atmosphere decreased their operating expenses through reductions in the costs of labor ($176,000), maintenance ($71,000), and shipping ($29,000).

Selling, general, and administrative and depreciation and amortization expenses decreased to $2.6 million from $2.8 million in the prior year period. Increases in health and general insurances ($314,000) at Atmosphere were offset by lower employee ($100,000), legal ($49,000) and financing costs ($261,000) at corporate.

As a result of the above, operating loss decreased to a loss of approximately $209,000 from a loss of $395,000 in last year’s comparable period.

Investment and other loss decreased from a loss of $1.6 million to a loss of $55,000. The Company recorded a charge of $1.3 million in the prior year quarter as an other than temporary impairment to the value of its investment in Provant.

Interest income decreased to $37,000 from $222,000. In fiscal 2003, the Company ceased the recording of interest income on certain notes when it was determined that any further amount would be uncollectible. The carrying value of the notes and accrued interest were adjusted in fiscal 2003 to estimated realizable values.

In the current quarter, the Company recorded $90,000 in equity in earnings of affiliates to adjust its investment in Integral Vision to an estimated realizable amount. Equity in loss of affiliates was $2.1 million in the prior year period.

Six Months Ended September 30, 2003 Compared to 2002
Net sales increased to $18.8 million compared to $17.8 million in last year’s comparable period. Results from this period reflect an operating loss of $348,000 compared to a loss of $392,000 for the comparable period in 2002. Net loss was $665,000 or $.28 per share assuming dilution compared to last year’s net loss of $5.6 million or $1.89 per share assuming dilution.

Sales and operating earnings for the six months ending September 30, 2003 and 2002 by the Company’s heat treating and corporate and other segments were as follows:

	Six Months Ended		Six Months Ended
	September 30, 2003		September 30, 2002

		Operating		Operating
	Net Sales	Earnings (Loss)	Net Sales	Earnings (Loss)

		(in thousands)
Heat treating	$18,718	$640	$17,785	$1,114
Corporate and other	44	(988)	49	(1,506)

	$18,762	$(348)	$17,834	$(392)

The increase in net sales at the Company’s heat treating segment, Atmosphere Annealing (Atmosphere), was due to increased business with Honda of America Manufacturing, Inc. Partially offsetting this increase was a decrease in sales to a customer who moved a portion of their heat treating requirements in-house or to another vendor.

Consolidated gross profit (net sales less cost of sales and operating expenses) decreased to $6.5 million from $6.7 million. Gross margin (gross profit as a percentage of net sales) decreased from 38% to 35%. The decrease in heat treating sales to a customer who moved a portion of their heat treating requirements in-house or to another vendor was the primary reason that gross profit declined from the prior year. Gross margin decreased primarily as a result of the increased sales to Honda. By agreement, the Company is required to purchase and bill Honda for the steel used in the heat treating process resulting in lower margins. Atmosphere decreased their operating expenses through reductions in the costs of labor ($290,000), maintenance ($109,000), equipment rental ($103,000), and shipping ($73,000).

Selling, general, and administrative and depreciation and amortization expenses decreased to $5.4 million from $5.6 million in the prior year period. Increases in health and general insurances ($303,000) at Atmosphere were offset by lower employee ($174,000), legal ($37,000) and financing costs ($275,000) at corporate.

As a result of the above, operating loss decreased to a loss of approximately $348,000 from a loss of $392,000 in last year’s comparable period.

Investment and other losses improved from a loss of $1.7 million to a loss of $340,000. The Company recorded charges totaling $1.4 in the prior year period as an other than temporary impairment to the value of its investment in Provant.

Interest income decreased to $74,000 from $404,000. In fiscal 2003, the Company ceased the recording of interest income on certain notes when it was determined that any further amount would be uncollectible. The carrying value of the notes and accrued interest were adjusted in fiscal 2003 to estimated realizable values.

Gain on sale of assets includes $910,000 for a gain on sale of land in the current period and $149,000 for gains on sales of buildings in the prior year period.

In the current period, the Company recorded $90,000 in equity in earnings of affiliates to adjust its investment in Integral Vision to an estimated realizable amount. Equity in loss of affiliates was $2.4 million in the prior year period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. While approximately $2.1 million of Maxco’s debt carries a fixed rate of interest, the Company entered into an interest rate swap agreement based on a notional amount of $5.0 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate short and long term borrowings of $10.8 million at September 30, 2003. A 1% increase from the prevailing interest rates at September 30, 2003 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by approximately $80,000 based on principal balances at September 30, 2003.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer believe Maxco’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), are effective. This conclusion was reached after an evaluation of these controls and procedures as of September 30, 2003.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In October 2003, the Company was named as a defendant in a certain action from a lender as a result of the Company being a guarantor of a real estate investment. The Company’s exposure in this action is $1.0 million; however, the Company believes that the value of the underlying asset involved is sufficient to satisfy any potential judgment.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

The Board of Directors of the Company has set the date for the Company’s annual meeting of shareholders for January 13, 2004. Any proposals which shareholders of the Company intend to present at the that annual meeting must be received by the Company by December 5, 2003, for inclusion in the Company’s proxy statement and proxy form for that meeting. In cases where a shareholder does not seek to have their proposal included in the Company’s proxy materials, no proposal will be considered timely for submission at the next annual meeting unless it is received by the Company by December 10, 2003 and, in such case, the Company’s Proxy will provide the management proxies with discretionary authority to vote on such proposal without any discussion of the matter in the Proxy Statement. Proposals should be directed to the attention of Investor Relations at the offices of the Company, 1118 Centennial Way, Lansing, Michigan 48917.

Item 6(a)	Exhibits

3	Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.3	Resolution authorizing the redemption of Series Two Preferred Stock and establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.9	Asset purchase agreement — Wright Plastic Products, Inc. is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996 is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 8-K dated January 17, 1997.

10.13	Loan agreement between Michigan Strategic Fund and Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.14	Loan agreement between LAM Funding, L.L.C. and borrower including Guaranty-Maxco, Inc. is hereby incorporated by reference from Form 10-Q dated February 13, 1998.

10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998 is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999, is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.20	Fifth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 1, 1999 is hereby incorporated by reference from Form 10-Q dated November 12, 1999.

10.21	Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000 is hereby incorporated by reference from Form 10-K dated July 14, 2000.

10.22	Seventh amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated January 11, 2000 is hereby incorporated by reference from Form 10-Q dated February 14, 2001.

10.23	Eighth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated March 19, 2001 is hereby incorporated by reference from Form 10-K dated July 13, 2001.

10.24	Ninth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated October 1, 2001 is hereby incorporated by reference from Form 10-Q dated February 19, 2002.

10.25	Tenth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated February 19, 2002 is hereby incorporated by reference from Form 10-K dated July 16, 2002.

10.26	Financing arrangements among Comerica Bank, Maxco, Inc., Ersco Corporation, Pak Sak Industries, Inc., and Max A. Coon dated November 8, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.27	Financing arrangements among Comerica Bank, Maxco, Inc., Pak Sak Industries, Inc., and Max A. Coon dated November 13, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.28	Assignment agreement among Comerica Bank, Contractor Supply Incorporated, Maxco, Inc., Ersco Corporation, Pak Sak, Inc., Max A. Coon, and Ambassador Steel Corporation dated November 13, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.29	Obligor assignment agreement among Contractor Supply Incorporated, Maxco, Inc., and Ersco Corporation dated November 14, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.30	Stock purchase agreement between Ersco Corporation, Maxco, Inc., and Contractor Supply Incorporated dated November 14, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.31	Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated September 27, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.

10.32	First Amendment to Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated October 30, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.

10.33	Second Amendment to Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated November 25, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.

10.34	Credit Agreement between Atmosphere Annealing, Inc. and Huntington National Bank dated November 18, 2003.

10.35	Subordination Agreement between Maxco, Inc., Atmosphere Annealing, Inc. and Comerica Bank and Huntington National Bank dated November 18, 2003.

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. § 1350.

32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. § 1350.

Item 6(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXCO, INC.

Date:	November 19, 2003	/s/ VINCENT SHUNSKY

Vincent Shunsky, Vice President-Finance and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

10.34	Credit Agreement between Atmosphere Annealing, Inc. and Huntington National Bank dated November 18, 2003.

10.35	Subordination Agreement between Maxco, Inc., Atmosphere Annealing, Inc. and Comerica Bank and Huntington National Bank dated November 18, 2003.

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. § 1350.

32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. § 1350.