Form 10-Q
period 2003-12-31
MAXCO INC
filed 2004-02-17
CIK 78966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2003

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

Yes ☑           No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☑

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2004

Common Stock	3,101,195 shares

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	December 31,	March 31,
	2003	2003
	(Unaudited)

	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$333	$391
Accounts and notes receivable, less allowance of $152,000 ($150,000 at March 31, 2003)	6,304	7,173
Accounts receivable—related parties	543	502
Inventory—Note 9	769	176
Prepaid expenses and other	115	227

Total Current Assets	8,064	8,469

Marketable Securities—Long Term—Note 2	2	312

Property & Equipment
Land	446	446
Buildings	6,169	6,166
Machinery, equipment, and fixtures	28,703	28,401

	35,318	35,013
Allowances for depreciation	(14,571)	(12,416)

	20,747	22,597

Other Assets
Investments	1,088	1,157
Notes and contracts receivable and other, less allowance of $600,000	1,223	981
Advances to affiliate	3,008	3,008
Intangibles	1,424	1,424
Non-current assets of discontinued operations—Note 11	—	474

	6,743	7,044

	$35,556	$38,422

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Maxco, Inc. and Subsidiaries

	December 31,	March 31,
	2003	2003
	(Unaudited)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable—Note 6	$7,175	$18,780
Accounts payable	4,076	3,425
Employee compensation	1,516	1,268
Taxes, interest, and other liabilities	3,355	3,004
Current maturities of long-term obligations	1,835	995
Current liabilities of discontinued operations—Note 11	—	303

Total Current Liabilities	17,957	27,775
Long-Term Obligations, Less Current Maturities	9,770	1,113
Stockholders’ Equity
Preferred stock:
Series Three: 10% cumulative redeemable, $60 face value; 14,784 shares issues and outstanding	678	678
Series Four: 10% cumulative redeemable, $51.50 face value; 46,414 shares issues and outstanding	2,390	2,390
Series Five: 10% cumulative redeemable, $120 face value; 6,648 shares issues and outstanding	798	798
Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, issued — none	—	—
Common stock, $1 par value; 10,000,000 shares authorized, 3,101,195 shares issued and outstanding	3,101	3,101
Net unrealized losses	(175)	(298)
Retained earnings	1,037	2,865

Total Stockholders’ Equity	7,829	9,534

	$35,556	$38,422

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Three Months Ended December 31,
	2003	2002

	(in thousands, except per share data)
Net sales	$10,562	$8,701
Costs and expenses:
Cost of sales and operating expenses	7,186	5,405
Selling, general and administrative	2,941	2,873
Depreciation and amortization	749	753

	10,876	9,031

Operating Loss	(314)	(330)
Other income (expense)
Investment and other (loss) income	(91)	53
Loss on sale of assets	(74)	—
Interest income	40	144
Interest expense	(468)	(683)

Loss From Continuing Operations Before Federal Income Taxes and Equity in Loss of Affiliates	(907)	(816)
Federal income tax benefit	—	(169)

Loss From Continuing Operations Before Equity in Loss of Affiliates	(907)	(647)
Equity in earnings (loss) of affiliates, net of tax	50	(76)

Loss From Continuing Operations	(857)	(723)
Income from discontinued operations, net of tax	—	151

Net Loss	(857)	(572)

Less preferred stock dividends	(102)	(102)

Net Loss Applicable to Common Stock	$(959)	$(674)

Net Loss Per Common Share—Basic and Diluted
Continuing operations	$(0.31)	$(0.27)
Discontinued operations	—	0.05

	$(0.31)	$(0.22)

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Nine Months Ended December 31,
	2003	2002

	(in thousands, except per share data)
Net sales	$29,324	$26,535
Costs and expenses:
Cost of sales and operating expenses	19,408	16,542
Selling, general and administrative	8,376	8,452
Depreciation and amortization	2,202	2,263

	29,986	27,257

Operating Loss	(662)	(722)
Other income (expense)
Investment and other losses	(431)	(1,625)
Gain on sale of assets	838	149
Interest income	114	548
Interest expense	(1,341)	(1,545)

Loss From Continuing Operations Before Federal Income Taxes and Equity in Loss of Affiliates	(1,482)	(3,195)
Federal income tax benefit	—	(978)

Loss From Continuing Operations Before Equity in Loss of Affiliates	(1,482)	(2,217)
Equity in loss of affiliates, net of tax	(40)	(2,487)

Loss From Continuing Operations	(1,522)	(4,704)
Loss from discontinued operations, net of tax	—	(1,510)

Net Loss	(1,522)	(6,214)

Less preferred stock dividends	(306)	(306)

Net Loss Applicable to Common Stock	$(1,828)	$(6,520)

Net Loss Per Common Share—Basic and Diluted
Continuing operations	$(0.59)	$(1.61)
Discontinued operations	—	(0.49)

	$(0.59)	$(2.10)

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Nine Months Ended December 31,
	2003	2002

	(in thousands)
Operating Activities
Net loss	$(1,522)	$(6,214)
Loss from discontinued operations	—	1,510

Loss from continuing operations	(1,522)	(4,704)
Advances to discontinued operations	—	(1,758)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net gains on sale of assets	(838)	(149)
Non-cash investment losses	431	1,625
Depreciation and other non-cash items	2,242	3,779
Changes in operating assets and liabilities	1,723	6,971

Net Cash Provided By Operating Activities	2,036	5,764
Investing Activities
Sale of businesses	—	8,233
Sale of buildings	400	2,500
Proceeds from sale of assets	939	—
Purchases of property and equipment	(328)	(433)
Other	86	(57)

Net Cash Provided By Investing Activities	1,097	10,243
Financing Activities
Proceeds from line of credit	2,603	—
Repayments on line of credit	(3,971)	(10,206)
Repayments on short-term obligations	(8,414)	(4,168)
Proceeds from long-term obligations	6,815	—
Repayments on long-term obligations	(224)	(1,832)

Net Cash Used In Financing Activities	(3,191)	(16,206)

Decrease in Cash and Cash Equivalents	(58)	(199)
Cash and Cash Equivalents at Beginning of Period	391	345

Cash and Cash Equivalents at End of Period	$333	$146

Supplemental cash flow disclosure:
Interest paid	$1,261	$1,323

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
December 31, 2003
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

NOTE 2 — MARKETABLE SECURITIES

The Company classifies its investments in equity securities with readily determinable fair values as securities available for sale under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The Company recorded a charge of $26,000 in the current quarter as an other than temporary impairment to the value of its investment in Provant.

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

	(in thousands, except per share data)
NUMERATOR:
Loss from continuing operations	$(857)	$(723)	$(1,522)	$(4,704)
Income (loss) from discontinued operations	—	151	—	(1,510)

Net loss	(857)	(572)	(1,522)	(6,214)
Preferred stock dividends	(102)	(102)	(306)	(306)

Numerator for basic and diluted earnings per share—loss available to common stockholders	$(959)	$(674)	$(1,828)	$(6,520)
DENOMINATOR:
Denominator for basic and diluted earnings per share—weighted average shares	3,101	3,101	3,101	3,101
BASIC AND DILUTED LOSS PER SHARE
Continuing operations	$(0.31)	$(0.27)	$(0.59)	$(1.61)
Discontinued operations	—	0.05	—	(0.49)

	$(0.31)	$(0.22)	$(0.59)	$(2.10)

NOTE 4 — COMPREHENSIVE LOSS

The components of comprehensive loss for the three and nine months ended December 31, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

		(in thousands)
Net loss	$(857)	$(572)	$(1,522)	$(6,214)
Unrealized loss on marketable securities	—	(56)	—	(62)
Unrealized gain (loss) on swap agreement	28	6	67	(169)

Comprehensive loss	$(829)	$(622)	$(1,455)	$(6,445)

The components of accumulated comprehensive loss, net of related tax at December 31, 2003 and March 31, 2003 are as follows:

	December 31,	March 31,
	2003	2003

	(in thousands)
Unrealized loss on marketable securities	$—	$(56)
Unrealized loss on swap agreement	(175)	(242)

	$(175)	$(298)

NOTE 5 — INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

	December 31,	March 31,
	2003	2003

	(in thousands)
Identifiable Assets:
Heat treating	$28,999	$30,203
Assets of discontinued operations	—	474
Corporate and other	2,461	3,580
Investments and advances	4,096	4,165

Total Identifiable Assets	$35,556	$38,422

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

		(in thousands)
Net Sales:
Heat treating	$10,562	$8,663	$29,280	$26,448
Corporate and other	—	38	44	87

Total Net Sales	$10,562	$8,701	$29,324	$26,535

Operating Earnings (Loss):
Heat treating	$331	$327	$971	$1,441
Corporate and other	(645)	(657)	(1,633)	(2,163)

Total Operating Loss	$(314)	$(330)	$(662)	$(722)

Depreciation and Amortization Expense:
Heat treating	$741	$740	$2,177	$2,220
Corporate and other	8	13	25	43

Total Depreciation and Amortization Expense	$749	$753	$2,202	$2,263

Capital Expenditures:
Heat treating	$74	$270	$328	$433
Corporate and other	—	—	—	—

Total Capital Expenditures	$74	$270	$328	$433

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

NOTE 6 — DEBT

In November 2003, Atmosphere Annealing reached an agreement with a new lender for new facilities that are comprised of a $6.0 million revolving credit facility ($2.6 million outstanding at December 31, 2003 of which $1.5 million was available), $6.4 million of term debt with a 5 year amortization period, and $800,000 of term debt with a two year amortization period. These facilities are secured by all of the assets of Atmosphere Annealing. The proceeds from these facilities were used to repay notes payable of a lender of approximately $8.1 million which were in default.

The Company has $2.2 million of debt due a lender that is in default. This debt is subject to a forbearance agreement that expires in April 2004 and has been classified as current in the accompanying financial statements. The expiration date is subject to the Company’s ability to refinance certain real estate by February 16, 2004, which has not occurred.

The Company has guaranteed various debt obligations of certain real estate and other investments in an aggregate amount of approximately $4.4 million as of December 31, 2003 ($3.9 million as of February 17, 2004). Certain of the debt agreements related to its real estate investments, which Maxco and others have guaranteed, are in default at December 31, 2003. Extensions or forbearance agreements have been issued by some of the respective lenders and the applicable entities are currently working to liquidate the properties to satisfy the obligations. The Company and one of the lenders have agreed to the process of foreclosure action and the Company’s exposure under the issue is limited to $100,000. The Company has recorded $65,000 of this amount as of December 31, 2003. The Company does not believe that there is any unusual degree of risk related to these guarantees because the underlying asset values substantially support the respective debt obligations. In October 2003, the Company was named as a defendant in a certain action from a lender as a result of the Company being a guarantor of a real estate investment. The claim in this action is $1.0 million (reduced to $700,000 in February 2004); however, the Company believes that the value of the underlying assets involved is sufficient to substantially satisfy any potential judgment.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will be dependent upon its future operating performance. These dependencies will be subject to financial, business and other factors, certain of which are beyond the Company’s control, such as prevailing economic conditions. There can be no assurance that, in the event the Company was to require additional financing, such additional financing would be available on satisfactory terms. The Company believes that funds generated by its operations and funds anticipated available under its new facilities will be sufficient to finance short term capital needs, as well as to fund existing operations for the foreseeable future. However, in the event that the Company is unable to successfully negotiate its credit facilities, the Company has long term equity investments that it is actively liquidating to meet its debt service requirements.

NOTE 7 — FEDERAL INCOME TAXES

The Company did not recognize tax benefits on its losses during the current quarter due to uncertainty on the realization of those benefits. As such, the Company did not record income tax expense resulting in a variation from the statutory rate of 34%.

NOTE 8 — DIVIDENDS

Effective January 1, 2002, the Maxco Board of Directors suspended the payment of dividends on all preferred stock. These dividend payments have been accrued in the accompanying financial statements and totaled approximately $917,000 at December 31, 2003.

NOTE 9 — INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

	December 31,	March 31,
	2003	2003

	(in thousands)
Raw materials	$581	$—
Work in progress	188	156
Finished goods	—	20

	$769	$176

NOTE 10 — SALE OF REAL ESTATE PORTFOLIO

Maxco has ownership interests ranging from 25-50% in primarily two LLC’s that have been involved in the development and ownership of real estate in central Michigan. Effective January 1, 2000, a Master LLC (L/M Associates II) was formed consisting of the majority of the stabilized buildings in which Maxco and others had an ownership interest. At March 31, 2003 Maxco’s effective ownership interest in the Master LLC was approximately 31%. The other LLC (L/M Associates) includes properties under development that are not fully leased or individual properties not included in the Master LLC.

In early 2002, Maxco, as managing member of L/M Associates, which is the managing member of L/M Associates II, began negotiations to sell substantially all of the properties in the real estate portfolio of L/M Associates II. In June 2002, L/M Associates II entered into an agreement to sell the properties within the Master LLC to an outside investor. The transaction was approved by more than 75% of the member interests in July 2002. This transaction was completed in January 2003. As part of this transaction, L/M Associates agreed to reinvest a portion of its distributable share of the proceeds to acquire approximately a 16% interest in the acquiring entity. By agreement, this investment may be purchased prior to July 2004 by a member of the acquiring entity. After July 2004, L/M Associates has the right to require the same member to purchase the investment.

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

The results of operations for these units have been reported separately as discontinued operations in the consolidated statements of operations for the periods ending December 31, 2002.

NOTE 12 — SALES OF LAND AND BUILDING

On April 15, 2003, the Company sold land it had previously held for sale for $1.0 million, the proceeds of which were primarily used to retire debt. This transaction resulted in a gain of $910,000.

In October 2003 the Company sold land and a building it was leasing to the purchaser of the Company’s discontinued business, Pak Sak Industries. The proceeds of $400,000 were primarily used to retire debt. This transaction resulted in a loss of approximately $74,000.

NOTE 13 — NEW ACCOUNTING PRONOUNCEMENTS

FIN 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51”

In January 2003, the FASB issued Interpretation (FIN) 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51”, in October 2003 issued a modification of FIN 46, and revised the interpretation in December 2003. This interpretation provides guidance related to identifying variable interest entities (VIEs, previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a VIE when it initially applies FIN 46. This interpretation must be applied immediately to VIEs created or obtained after January 31, 2003. Since January 31, 2003, the Company has not participated in the creation of, or obtained a new variable interest in, any VIE. For those VIEs created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN 46 in the fourth quarter of fiscal 2004. The Company has not determined what impact adopting this standard will have on its financial statements.

Maxco has an ownership investment in two real estate entities (see note 10) that had been involved in the development and ownership of real estate in Central Michigan. Maxco has divested itself of a significant portion of these holdings and is actively pursuing the liquidation of the remaining portion of its real estate investment. Any real estate entities that Maxco is involved with and are determined to be VIE’s will be required to be consolidated into the company’s financial statements as of March 31, 2004.

The estimated net asset value of the real estate portfolio is $3 million at December 31, 2003 consisting of an estimated fair value of approximately $27 million with mortgages and other payables outstanding of approximately $24 million.

Maxco’s estimated maximum exposure to loss as a result of its involvement with its potential real estate variable interest entities is $3.0 million. This amount is recorded in the accompanying financial statement under advances to affiliates at approximately $3.0 million at December 31, 2003.

As mentioned in Note 6, the Company has guaranteed various debt obligations of certain real estate and other investments in an aggregate amount of approximately $4.4 million as of December 31, 2003 ($3.9 million as of February 17, 2004). Certain of the debt agreements related to its real estate investments, which Maxco and others have guaranteed, are in default at December 31, 2003. Extensions or forbearance agreements have been issued by some of the respective lenders and the applicable entities are currently working to liquidate the properties to satisfy the obligations. The Company and one of the lenders have agreed to the process of foreclosure action and the Company’s exposure under the issue is limited to $100,000. The Company has recorded $65,000 of this amount as of December 31, 2003. The Company does not believe that there is any unusual degree of risk related to these guarantees because the underlying asset values substantially support the respective debt obligations. In October 2003, the Company was named as a defendant in a certain action from a lender as a result of the Company being a guarantor of a real estate investment. The claim in this action is $1.0 million (reduced to $700,000 in February 2004); however, the Company believes that the value of the underlying assets involved is sufficient to substantially satisfy any potential judgment.

     SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

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

     SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash provided by operating activities amounted to $2.0 million for the nine months. Earnings, after non-cash adjustments, generated $313,000 while changes in working capital components generated approximately $1.7 million.

Cash was generated by investing activities during the period as a result of the sales of land and a building that were owned by the Company. These proceeds were used primarily to retire debt. The Company’s heat treating segment purchased approximately $328,000 of equipment during the period.

Net repayments on debt obligations amounted to $3.2 million for the nine month period.

In November 2003, Atmosphere Annealing reached an agreement with a new lender for new facilities that are comprised of a $6.0 million revolving credit facility ($2.6 million outstanding at December 31, 2003 of which $1.5 million was available), $6.4 million of term debt with a 5 year amortization period, and $800,000 of term debt with a two year amortization period. These facilities are secured by all of the assets of Atmosphere Annealing. The proceeds from these new facilities were used to repay notes payable of a lender of approximately $8.1 million which were in default.

The Company has $2.2 million of debt due a lender that is in default. This debt is subject to a forbearance agreement that expires in April 2004 and has been classified as current in the accompanying financial statements. The expiration date is subject to the Company’s ability to refinance certain real estate by February 16, 2004, which has not occurred.

The Company has guaranteed various debt obligations of certain real estate and other investments in an aggregate amount of approximately $4.4 million as of December 31, 2003. ($3.9 million as of February 17, 2004). Certain of the debt agreements related to its real estate investments, which Maxco and others have guaranteed, are in default at December 31, 2003. Extensions or forbearance agreements have been issued by some of the respective lenders and the applicable entities are currently working to liquidate the properties to satisfy the obligations. The Company and one of the lenders have agreed to the process of foreclosure action and the Company’s exposure under the issue is limited to $100,000. The Company has recorded $65,000 of this amount as of December 31, 2003. The Company does not believe that there is any unusual degree of risk related to these guarantees because the underlying asset values substantially support the respective debt obligations. In October 2003, the Company was named as a defendant in a certain action from a lender as a result of the Company being a guarantor of a real estate investment. The claim in this action is $1.0 million (reduced to $700,000 in February 2004); however, the Company believes that the value of the underlying assets involved is sufficient to substantially satisfy any potential judgment.

The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will be dependent upon its future operating performance and the successful renegotiation of its credit facility. These dependencies will be subject to financial, business and other factors, certain of which are beyond the Company’s control, such as prevailing economic conditions. There can be no assurance that, in the event the Company was to require additional financing, such additional financing would be available on satisfactory terms. The Company believes that funds generated by its operations and funds anticipated available under its new facilities will be sufficient to finance short term capital needs, as well as to fund existing operations for the foreseeable future. However, in the event that the Company is unable to successfully negotiate its credit facilities, the Company has long term equity investments that it is actively liquidating to meet its debt service requirements.

At December 31, 2003, the 2,240,605 shares of Integral Vision (formerly Medar) common stock that Maxco owns had an aggregate market value of approximately $807,000 ($2.4 million at February 12, 2004). Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented, as the Company owns greater than 20% of Integral Vision’s outstanding stock. There are 8.6 million exercisable warrants outstanding which, if exercised, would reduce Maxco’s ownership to approximately 13%.

At December 31, 2003, the 2,837,089 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $2,000. Maxco’s investment in Provant is reflected in Maxco’s financial statements under the cost method as an available-for-sale security as the Company owns less than 20% of Provant’s outstanding stock.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended December 31, 2003 Compared to 2002

Net sales increased to $10.6 million compared to $8.7 million in last year’s third quarter. Third quarter results reflect an operating loss of $314,000 compared to a loss of $330,000 for the comparable period in 2002. Net loss was $857,000 or $.31 per share assuming dilution compared to last year’s net loss of $572,000 or $.22 per share assuming dilution.

Sales and operating earnings for the three months ending December 31, 2003 and 2002 by the Company’s heat treating and corporate and other segments were as follows:

	Three Months Ended		Three Months Ended
	December 31, 2003		December 31, 2002

		Operating		Operating
	Net Sales	Earnings (Loss)	Net Sales	Earnings (Loss)

	(in thousands)
Heat treating	$10,562	$331	$8,663	$327
Corporate and other	—	(645)	38	(657)

	$10,562	$(314)	$8,701	$(330)

The increase in net sales at the Company’s heat treating segment, Atmosphere Annealing (Atmosphere), was primarily due to increased business with Honda of America Manufacturing, Inc. In addition to modest increases in sales to certain other of Atmosphere’s existing customers, sales to new customers also contributed to the overall increase in net sales. These increases were partially offset by decreases in sales to customers who either cut production due to economic conditions or moved a portion of their heat treating requirements in-house or to another vendor.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased to $3.4 million from $3.3 million in the prior year period. Gross margin (gross profit as a percentage of net sales) decreased from 38% to 32%. Gross margin decreased primarily as a result of the increased sales to Honda. By agreement, the Company is required to purchase and bill Honda for the steel used in the heat treating process resulting in lower margins. Atmosphere’s operating expenses were comparable to the prior year period with reductions in the costs of labor ($82,000), shop supplies ($37,000), and shipping ($12,000) offsetting increases in the costs of maintenance ($69,000) and natural gas and nitrogen ($62,000).

Selling, general, and administrative (SG&A) expenses were approximately $2.9 million for both periods. At Atmosphere, employee costs, primarily healthcare, increased by $181,000 while general insurances were lower by $67,000. Corporate SG&A expenses were lower primarily as a result of a reduction in legal expenses of $87,000.

Depreciation and amortization expense was comparable to the prior year period.

As a result of the above, operating loss decreased to a loss of approximately $314,000 from a loss of $330,000 in last year’s comparable period.

Investment and other income (loss) decreased from income of $53,000 to a loss of $91,000. The Company recorded a charge of $26,000 in the current quarter as an other than temporary impairment to the value of its investment in Provant. The Company recorded a charge of $65,000 in the current quarter to recognize its estimated liability as a result of a foreclosure action.

Interest income decreased to $40,000 from $144,000. In fiscal 2003, the Company ceased the recording of interest income on certain notes when it was determined that any further amount would be uncollectible. The carrying value of the notes and accrued interest were adjusted in fiscal 2003 to estimated realizable values.

Equity in earnings of affiliates was $50,000 in the current quarter compared to a loss of $76,000 in the prior year period.

Nine Months Ended December 31, 2003 Compared to 2002

Net sales increased to $29.3 million compared to $26.5 million in last year’s comparable period. Results from this period reflect an operating loss of $662,000 compared to a loss of $722,000 for the comparable period in 2002. Net loss was $1.5 million or $.59 per share assuming dilution compared to last year’s net loss of $6.2 million or $2.10 per share assuming dilution.

Sales and operating earnings for the nine months ending December 31, 2003 and 2002 by the Company’s heat treating and corporate and other segments were as follows:

	Nine Months Ended		Nine Months Ended
	December 31, 2003		December 31, 2002

		Operating		Operating
	Net Sales	Earnings (Loss)	Net Sales	Earnings (Loss)

	(in thousands)
Heat treating	$29,280	$971	$26,448	$1,441
Corporate and other	44	(1,633)	87	(2,163)

	$29,324	$(662)	$26,535	$(722)

The increase in net sales at the Company’s heat treating segment, Atmosphere Annealing (Atmosphere), was primarily due to increased business with Honda of America Manufacturing, Inc. In addition to modest increases in sales to certain other of Atmosphere’s existing customers, sales to new customers also contributed to the overall increase in net sales. These increases were partially offset by decreases in sales to customers who either cut production due to economic conditions or moved a portion of their heat treating requirements in-house or to another vendor.

Consolidated gross profit (net sales less cost of sales and operating expenses) decreased to $9.9 million from $10.0 million. Gross margin (gross profit as a percentage of net sales) decreased from 38% to 34%. The decrease in heat treating sales to a customer who moved a portion of their heat treating requirements in-house or to another vendor was the primary reason that gross profit declined from the prior year. Gross margin decreased primarily as a result of the increased sales to Honda. By agreement, the Company is required to purchase and bill Honda for the steel used in the heat treating process resulting in lower margins. Atmosphere decreased their operating expenses through reductions in the costs of labor ($388,000), maintenance ($28,000), equipment rental ($98,000), and shipping ($85,000).

Selling, general, and administrative expenses decreased to $8.4 million from $8.5 million in the prior year period. Increases in employee costs ($245,000) and general insurances ($134,000) at Atmosphere were offset by lower employee ($135,000), legal ($124,000) and financing costs ($373,000) at corporate.

Depreciation and amortization expense was comparable to the prior year period.

As a result of the above, operating loss decreased to a loss of approximately $662,000 from a loss of $722,000 in last year’s comparable period.

Investment and other losses improved from a loss of $1.6 million to a loss of $431,000. The Company recorded charges totaling $1.4 in the prior year period as an other than temporary impairment to the value of its investment in Provant.

Interest income decreased to $114,000 from $548,000. In fiscal 2003, the Company ceased the recording of interest income on certain notes when it was determined that any further amount would be uncollectible. The carrying value of the notes and accrued interest were adjusted in fiscal 2003 to estimated realizable values.

Gain on sale of assets includes a net gain of $836,000 from sales of land and a building in the current period and $149,000 for gains on sales of buildings in the prior year period.

In the current period, the Company recorded $90,000 in equity in losses of affiliates to adjust its investment in Integral Vision to an estimated realizable amount. The Company also recorded $50,000 of income in the current period as its proportionate share of the earnings of its unconsolidated affiliates. Equity in loss of affiliates was $2.5 million in the prior year period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. While approximately $2.1 million of Maxco’s debt carries a fixed rate of interest, the Company entered into an interest rate swap agreement based on a notional amount of $2.7 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate short and long term borrowings of $12.1 million at December 31, 2003. A 1% increase from the prevailing interest rates at December 31, 2003 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by approximately $121,000 based on principal balances at December 31, 2003.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer believe Maxco’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), are effective. This conclusion was reached after an evaluation of these controls and procedures as of December 31, 2003.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In October 2003, the Company was named as a defendant in a certain action from a lender as a result of the Company being a guarantor of a real estate investment. The Company’s exposure in this action is $1.0 million (reduced to $700,000 in February 2004); however, the Company believes that the value of the underlying asset involved is sufficient to satisfy any potential judgment.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on January 13, 2004. The matters voted upon were the election of directors and other business that may come before the meeting (of which there was none). The results of votes were as follows:

Election of directors:

	For	Withheld

Max A. Coon	2,915,728	14,333
Eric L. Cross	2,923,628	7,433
Sanjeev Deshpande	2,923,636	7,425
Charles J. Drake	2,920,731	10,330
Joel I. Ferguson	2,920,583	10,478
Richard G. Johns	2,923,828	7,233
David R. Layton	2,920,636	10,425
Samuel O. Mallory	2,923,231	7,830
Vincent Shunsky	2,924,128	6,933

Item 5. Other Information

None

Item 6(a)       Exhibits

3	Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.3	Resolution authorizing the redemption of Series Two Preferred Stock and establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.9	Asset purchase agreement — Wright Plastic Products, Inc. is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.10	Amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 30, 1996 is hereby incorporated by reference from Form 10-Q dated November 14, 1996.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 8-K dated January 17, 1997.

10.15	First Amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated August 1, 1997, is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.16	Second amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 24, 1998 is hereby incorporated by reference from Form 10-K dated June 24, 1998.

10.17	Third amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 24, 1998, is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.19	Fourth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated June 22, 1999, is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.20	Fifth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated September 1, 1999 is hereby incorporated by reference from Form 10-Q dated November 12, 1999.

10.21	Sixth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated July 12, 2000 is hereby incorporated by reference from Form 10-K dated July 14, 2000.

10.22	Seventh amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated January 11, 2000 is hereby incorporated by reference from Form 10-Q dated February 14, 2001.

10.23	Eighth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated March 19, 2001 is hereby incorporated by reference from Form 10-K dated July 13, 2001.

10.24	Ninth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated October 1, 2001 is hereby incorporated by reference from Form 10-Q dated February 19, 2002.

10.25	Tenth amendment to amended and restated loan agreement between Comerica Bank and Maxco, Inc. dated February 19, 2002 is hereby incorporated by reference from Form 10-K dated July 16, 2002.

10.26	Financing arrangements among Comerica Bank, Maxco, Inc., Ersco Corporation, Pak Sak Industries, Inc., and Max A. Coon dated November 8, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.27	Financing arrangements among Comerica Bank, Maxco, Inc., Pak Sak Industries, Inc., and Max A. Coon dated November 13, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.28	Assignment agreement among Comerica Bank, Contractor Supply Incorporated, Maxco, Inc., Ersco Corporation, Pak Sak, Inc., Max A. Coon, and Ambassador Steel Corporation dated November 13, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.29	Obligor assignment agreement among Contractor Supply Incorporated, Maxco, Inc., and Ersco Corporation dated November 14, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.30	Stock purchase agreement between Ersco Corporation, Maxco, Inc., and Contractor Supply Incorporated dated November 14, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.31	Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated September 27, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.

10.32	First Amendment to Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated October 30, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.

10.33	Second Amendment to Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated November 25, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.

10.34	Credit Agreement between Atmosphere Annealing, Inc. and Huntington National Bank dated November 18, 2003 is hereby incorporated by reference from Form 10-Q dated November 19, 2003.

10.35	Subordination Agreement between Maxco, Inc., Atmosphere Annealing, Inc. and Comerica Bank and Huntington National Bank dated November 18, 2003 is hereby incorporated by reference from Form 10-Q dated November 19, 2003.

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.

Item 6(b)        Reports on Form 8-K

                        None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXCO, INC.

Date:	February 17, 2004	/s/ VINCENT SHUNSKY

Vincent Shunsky, Vice President-Finance
and Treasurer (Principal Financial and
Accounting Officer)

Exhibit Index

No.	Description

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.