Form 10-K
period 2004-03-31
MAXCO INC
filed 2004-07-13
CIK 78966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

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

Yes ☐    No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004: $6,717,700.

At June 30, 2004, there were 3,101,195 outstanding shares of the Registrant’s common stock.

Documents Incorporated By Reference

     Portions of the annual proxy statement for the year ended March 31, 2004 are incorporated be reference into Part III.

MAXCO, INC.
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1 — BUSINESS

Maxco, Inc. (Maxco) is a Michigan corporation incorporated in 1946. Maxco currently operates in the heat-treating business segment through Atmosphere Annealing Inc., a production metal heat-treating service company. Maxco also has investments in real estate and investments representing less than majority interests in the following businesses: a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments; a developer, manufacturer and marketer of microprocessor-based process monitoring and inspection systems for use in industrial manufacturing environments; and an energy-related business. References to “the Company” are defined as Maxco, Inc. and its wholly owned subsidiary, Atmosphere Annealing, Inc.

During the year ended March 31, 2004, Atmosphere Annealing reached an agreement with a new financial institution to repay a lender with which the Company and Atmosphere Annealing had previously been in default. The principal amount repaid was approximately $8.1 million. The new facilities are secured by all of the assets of Atmosphere Annealing. Also during the year the Company sold land and a building for approximately $1.3 million, the proceeds of which were primarily used to retire debt. Additionally, Maxco exercised an option to exercise warrants to purchase 240,000 shares of Integral Vision, Inc. common stock at $0.25 per share. In lieu of cash payment, the parties agreed to reduce a note payable to Maxco by $60,000. The Company sold the shares of stock for $1.00 per share with the proceeds being used for working capital requirements. Subsequent to March 31, 2004, the Company reached an agreement with a new financial institution to repay lenders with which the Company was in default. The principal amount repaid was approximately $2.3 million. Also subsequent to March 31, 2004, the Company received payment of $950,000 on a note related to the October 1996 sale of Wright Plastic Products.

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

Since Atmosphere is a service business, inventory levels for this segment are traditionally small and consist mainly of steel inventory, various lubricants and other materials used in the heat treating, phosphate coating or bar shearing and sawing process. Inventories of this segment represent 100% of Maxco’s total inventories at March 31, 2004.

The heat-treating industry is competitive with over 250 heat treaters in Michigan, Ohio, and Indiana. Atmosphere specializes in high volume, ferrous heat-treating using large furnaces. In its market niche of this type of heat-treating, Atmosphere competes with only a limited number of competitors. Much of the commercial heat treating industry is comprised of smaller companies that specialize in batch heat-treating such as carburizing, nitriding, tool and die, brazing, salt bath or induction hardening.

This unit’s response time to its customer just-in-time requirements does not result in significant backlog for this segment. Growth is possible by this unit in the future due to its customers’ outsourcing of high volume heat-treating services. These services are usually outsourced by Atmosphere’s customers because of extensive storage requirements, costs, and other issues.

Sales for this unit are fairly consistent throughout the year with the exception of lower volume during model changeovers for its automotive customers in July, and during the winter holiday season. This segment accounted for 100% of consolidated net sales for the years ended March 31, 2004, 2003, and 2002.

INVESTMENT IN REAL ESTATE

Maxco has ownership interests ranging from 25-50% in primarily two LLC’s which have been involved in the development and ownership of real estate in central Michigan. Effective January 1, 2000, a Master LLC (L/M Associates II) was formed consisting of the majority of the stabilized buildings in which Maxco and others had an ownership interest. At March 31, 2004 Maxco’s effective ownership interest in the Master LLC was approximately 31%. The other LLC (L/M Associates) includes properties that are not fully leased or individual properties not included in the Master LLC.

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

Any real risks on guarantees that Maxco has estimated would be required to be paid by Maxco have been recorded in the accompanying financial statements and Maxco’s investment has been adjusted to the net realizable value of the remaining assets. Impairment charges totaling $749,000 were recognized during the year ended March 31, 2004 to further reduce the carrying value of the Company’s investment in real estate to the estimated net realizable value.

This real estate investment is discontinued and Maxco is actively pursuing its liquidation.

OTHER INVESTMENTS

In addition to its investments in real estate, the Company has other investments in 50% or less owned affiliates.

Maxco’s equity interest is 20% or greater in the following companies and consequently is accounted for using the equity method: approximately a 36% interest in Phoenix Financial Group, LTD and its subsidiary Cambridge Group Investments, LTD (dba Bondpage.com), a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments; and a 50% interest in Robinson Oil Company, LLC, which is in the business of acquiring and developing oil and gas interests.

At March 31, 2004, Maxco owned 2,240,605 shares or 17% of Integral Vision, Inc. common stock. Maxco’s ownership of Integral Vision had been greater than 20% but decreased as Integral Vision stock warrants were exercised in March 2004. However, Maxco will continue to account for its investment in Integral Vision under the equity method because of its representation on Integral Vision’s Board of Directors. Integral Vision develops, manufactures, and markets microprocessor-based process monitoring and control systems related to optical inspection for use in industrial manufacturing environments.

Maxco accounts for its investment in Provant, Inc. common stock as securities available for sale as defined by SFAS 115. Consequently, the securities are carried at market value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. In 2004, 2003 and 2002 the Company recognized previously unrealized losses on its investment in Provant as other than temporary impairments in its statement of operations of $366,000, $1.4 million and $3.1 million, respectively. In 2003, Maxco received additional consideration as one of the former shareholders of Strategic Interactive (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998) in the form of cash and Provant stock. On March 11, 2004 Provant completed the sale of substantially all its remaining assets. It is in the process of final liquidation which is expected to be completed by late 2005.

DISCONTINUED OPERATIONS

Maxco’s discontinued operations include Ersco Corporation, which distributes concrete construction products and accessories, fabricates reinforcing steel and rents concrete forms used in road and commercial building construction; and Pak-Sak Industries, Inc., which extrudes polyethylene film and converts it into a variety of polyethylene bags and packaging materials.

For additional information regarding the Company’s discontinued operations, see Note 13 to “Notes to Consolidated Financial Statements.”

RESEARCH AND DEVELOPMENT

Expenditures on research activities related to development or improvement of products were not significant.

MAJOR CUSTOMERS

The nature of the Company’s services may produce sales to one or a small number of customers in excess of 10% of total sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s results of operations. For the year ended March 31, 2004 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 38.3% and 14.3% of consolidated sales, respectively. Amounts due from these customers represented 43.0% of the respective outstanding trade receivable balance at March 31, 2004. For the year ended March 31, 2003 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 27.2% and 17.3% of consolidated sales, respectively. Amounts due from these customers represented 41.8% of the respective outstanding trade receivable balance at March 31, 2003. For the year ended March 31, 2002 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 20.1% and 15.7% of consolidated sales, respectively.

ENVIRONMENTAL FACTORS

Compliance by Maxco and its operating subsidiaries with environmental protection laws had no material effect on capital expenditures, earnings, or competitive position.

EMPLOYEES

At March 31, 2004, Maxco and its wholly owned operating subsidiary employed approximately 260 full time employees.

EXPORT SALES AND FOREIGN OPERATIONS

The Company and its operating subsidiary had no foreign operations or material export sales during the years ended March 31, 2004, 2003, or 2002.

For additional information regarding industry segment information see Note 11 to “Notes to Consolidated Financial Statements”.

ITEM 2 — PROPERTIES

The following table provides information relative to the principal properties owned or leased by the Company and its operating subsidiaries as of March 31, 2004. The Company considers its facilities to be in good operating condition.

LOCATION	APPROXIMATE SIZE	OWNED/LEASED	USE
HEAT TREATING
Atmosphere Annealing, Inc.
Lansing, MI	145,000 sq ft	Leased	Plant and administrative offices
Lansing, MI	58,000 sq ft	Leased	Heat treating plant
Canton, OH	160,000 sq ft on 8 acres	Owned(A)	Heat treating plant
N. Vernon, IN	88,000 sq ft on 6 acres	Owned(A)	Heat treating plant

CORPORATE
Maxco, Inc.
Lansing, MI	7,200 sq ft on 1.9 acres	Owned(A)	Executive offices
Eaton Rapids, MI	9,300 sq ft on 1.5 acres	Owned	Held for sale

(A)Subject to a mortgage

Leases relative to the Company’s principal properties expire in December 2004 and are expected to be renewed at substantially the same terms as the present leases.

ITEM 3 — LEGAL PROCEEDINGS

During the year, Maxco was named as a defendant in certain actions from lenders as a result of being a guarantor of a real estate investment. The Company’s exposure in these actions is limited to $271,000. The current estimate of the actual exposure under these actions is $246,000 which has been recorded as a liability in the accompanying financial statements.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Maxco’s common stock trades on the Nasdaq SmallCap Market under the symbol MAXC. The approximate number of record holders of Maxco’s common stock at June 30, 2004 was 500.

The range of high and low sales prices for the last two fiscal years as reported by NASDAQ were:

QUARTER ENDED	HIGH	LOW
June 30, 2002	$6.44	$4.84
September 30, 2002	6.00	4.31
December 31, 2002	7.16	4.40
March 31, 2003	6.50	1.53

June 30, 2003	4.52	2.35
September 30, 2003	3.50	2.44
December 31, 2003	3.20	2.02
March 31, 2004	3.00	1.99

No cash dividends on common stock have been paid during any period.

ITEM 6 — SELECTED FINANCIAL DATA

	Year Ended March 31,
	2004	2003	2002	2001	2000
		(in thousands, except per share data)
Net sales(3)	$40,798	$36,827	$34,696	$39,560	$40,700
Loss on investments (1)	(1,115)	(9,320)	(3,103)	(1,362)	(860)
Loss before equity in net (loss) income of affiliates and discontinued operations (3)	(1,210)	(10,474)	(1,299)	(1,697)	(508)
Equity in net (loss) income of affiliates, net of tax	(321)	(614)	(528)	(2,098)	278
(Loss) income from discontinued operations(3)	—	(1,737)	(2,674)	(1,010)	546

Net (loss) income	(1,531)	(12,825)	(4,501)	(4,805)	316

Net (loss) income per share—diluted
Continuing operations	(0.63)	(3.71)	(0.72)	(1.35)	(0.20)
Discontinued operations(3)	—	(0.56)	(0.86)	(0.33)	0.17

Net loss per share(2)	$(0.63)	$(4.27)	$(1.58)	$(1.68)	$(0.03)

			At March 31:
	2004	2003	2002	2001	2000
			(in thousands)
Total assets	$35,481	$38,375	$87,038	$97,450	$102,222
Assets of discontinued operations(3)	—	474	29,252	38,428	39,786
Long-term obligations (net of current obligations)	11,480	1,113	11,380	10,606	18,004
Working capital (deficit)	(7,736)	(19,698)	(16,846)	(15,250)	(10,695)

NOTES

(1)	Includes the following charges for impairment of the Company’s investments:

	Year Ended March 31,
	2004	2003	2002	2001	2000
	(in thousands)
Provant	$366	$1,360	$3,103	$—	$—
Real estate	749	4,698	—	—	—
Foresight Solutions	—	2,790	—	—	—
Integral Vision	—	122	—	1,362	—
Vertical VC	—	250	—	—	—
MYOEM.COM	—	100	—	—	—
Axson	—	—	—	—	860

	$1,115	$9,320	$3,103	$1,362	$860

(2)	Net income (loss) per share amounts assume dilution for all years presented.

(3)	In accordance with FASB Statement No. 144, the Company reclassified its results from operations for discontinued operations. See Note 13 to “Notes to Consolidated Financial Statements.”

No cash dividends on common stock have been paid during any year.

The above selected financial data should be read in conjunction with the consolidated financial statements, which appear in Part II, Item 8 of this report.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Principles of Consolidation and Transactions With Affiliates

The consolidated financial statements include the accounts of Maxco, Inc. and its majority owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Investments in greater than 20% owned unconsolidated investments are accounted for under the equity method. Investments in less than 20% owned affiliates are accounted for under the cost method, with the exception of Integral Vision, Inc. which continues to be accounted for under the equity method as described on page four of this report. Transactions with equity affiliates are in the ordinary course of business and are conducted on an arm’s-length basis. Certain investments in equity affiliates and other activities may be between related parties and are conducted on an arm’s-length basis.

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

On August 17, 2001 the Company’s previously wholly owned subsidiary, Ersco Corporation, entered into a sale-leaseback agreement involving some of its concrete forming products with a limited liability company in which Mr. Coon is a member. Ersco sold approximately $3.0 million in assets to the LLC that are now being leased back to Ersco for a period of 60 months. In June 2003 the Company agreed to assume the lease and as a result, reduced the amount owed to Contractor Supply Incorporated (the purchaser of Ersco) by $2.3 million. The Company has recorded the $2.3 million obligation to the leasing company as a long term obligation in the accompanying financial statements.

Maxco has provided the guarantee of various debt obligations of certain real estate and other investments in an aggregate amount of approximately $3.0 million as of May 31, 2004. Certain of the debt agreements related to its real estate investments, which Maxco and other guarantors have guaranteed, are in default at March 31, 2004. Extensions or forbearance agreements have been issued by the respective banks and the applicable entities are currently working to liquidate the properties to satisfy the requirements of the lenders. The Company does not believe that there is any unusual degree of risk related to the guarantees because of sufficient underlying asset values supporting the respective debt obligations.

Maxco and other interested parties, as guarantors, have reached agreements with two lenders. As a result, Maxco’s guarantee exposure under these agreements is limited to $271,000. The current estimate of the actual exposure under these agreements is $246,000 which the Company has recorded in the accompanying financial statements.

Investments and Marketable Securities

The Company accounts for certain of its investments under SFAS 115 as securities available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income or loss. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. The fair value of marketable securities is based on quoted market value.

The Company reviews its investments to determine if the value shows a decline that has been deemed other than temporary. Maxco’s investment in real estate was reduced by $749,000 and $4.7 million in 2004 and 2003, respectively, related to other than temporary impairments. Investments in Integral Vision, Foresight Solutions, Inc., MYOEM.COM, and Vertical VC were impaired in 2003 resulting in a charge of $3.3 million. Maxco’s investment in Provant was impaired by $366,000 in 2004, $1.4 million in 2003 and $3.1 million in fiscal 2002 as a result of the fair value of Provant’s common stock being less than the Company’s investment. Additionally, the Company recorded a charge of $1.4 million in 2001 to recognize a decline in the value of its investment in Integral Vision that had been deemed other than temporary.

Revenue Recognition

The Company recognizes service revenue and revenue from product sales upon transfer of title, which is upon shipment. An estimate of reserves is recorded for anticipated returns and credit memos which will be issued on sales recognized to date. The SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Goodwill, Intangible and Other Long-Lived Assets

Property, plant, and equipment, and certain other definite-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the asset will be useful to the Company.

Effective April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which resulted in the discontinuance of amortization of goodwill and indefinite-lived intangible assets that were recorded in connection with previous business combinations, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Goodwill, intangible, and other long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. If management believes impairment may exist, an assessment is performed. This assessment consists of comparing the estimated undiscounted future cash flows with the carrying amount of the long-lived assets. If the undiscounted future cash flows are less than the carrying amounts of the long-lived assets, the Company adjusts the carrying amount of the long-lived assets to their estimated fair value. Fair value is determined by anticipated future cash flows discounted at a rate commensurate with the risk involved. All of the Company’s goodwill is related to the heat treating segment. Goodwill totaled approximately $1.4 million at March 31, 2004 and represented 4% of total assets. Amortization expense was $20,000, $30,000, and $277,000 for the years ended March 31, 2004, 2003, and 2002, respectively.

During 2004, the Company performed the impairment tests of its goodwill, indefinite-long-lived intangible and other long-lived assets required by SFAS No. 142 and No. 144. The Company’s tests indicated that the fair value of its heat treating segment, which was determined by using discounted cash flows and market multiples, exceeded the carrying value. As a result, the Company did not record an impairment charge for this segment in the accompanying financial statements. The Company will continue to perform an impairment review on an annual basis (or more frequently if impairment indicators arise).

The following table presents net loss and net loss per share information as if goodwill were no longer amortized as of April 1, 2001:

	Year Ended March 31,
	2004	2003	2002
	(in thousands, except per share data)
Net loss	$(1,531)	$(12,825)	$(4,342)
Net loss per common share—basic and diluted	$(0.63)	$(4.27)	$(1.53)

Derivative Financial Instruments

The Company applies hedge accounting pursuant to SFAS 133, as amended, with respect to interest rate swap agreements. Accordingly, changes in the fair value of the swap are reported as a component of other comprehensive income and are not included in operating results.

RESULTS OF OPERATIONS

The following is a discussion of the major elements relating to Maxco’s financial and operating results for 2004 compared with 2003, and 2003 compared with 2002. The comments that follow should be read in conjunction with Maxco’s Consolidated Financial Statements and related notes, contained in Part II, Item 8 of this report.

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

2004 versus 2003

Net sales increased to $40.8 million in 2004 compared to $36.8 million in 2003. Operating earnings were $169,000 in 2004 compared to a loss of $534,000 in 2003. Net loss in 2004 was $1.5 million, a loss of $1.9 million after preferred dividends, or a loss of $0.63 per share assuming dilution compared to last year’s net loss of $12.8 million, a loss of $13.2 million after preferred dividends, or a loss of $4.27 per share assuming dilution.

Sales and operating earnings for the years ending March 31, 2004 and 2003 by the Company’s heat treating and corporate and other segments were as follows:

	Year Ended		Year Ended
	March 31, 2004		March 31, 2003
		Operating		Operating
		Earnings		Earnings
	Net Sales	(Loss)	Net Sales	(Loss)
(in thousands)
Heat treating	$40,754	$2,137	$36,740	$2,147
Corporate and other	44	(1,968)	87	(2,681)

The increase in net sales at the heat treating segment was due to increased business with Honda of America Manufacturing, Inc. The decrease in revenue at corporate was due to a reduction in rental income of $43,000 from the prior year as a result of the sale of a building in the third quarter.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased $502,000 to $14.0 million from $13.5 million. Consolidated gross margin (gross profit as a percentage of net sales) decreased to 34.4% from 36.7%. The increase in heat treating sales was the primary reason that gross profit increased in 2004. Reductions in the costs of labor ($476,000), supplies ($134,000), maintenance ($272,000), shipping ($87,000), and general factory costs ($224,000) contributed to the increased gross profit. Natural gas and nitrogen costs increased by $162,000 in 2004. Gross margin decreased primarily as a result of the increased sales to Honda. By agreement, the Company is required to purchase and bill Honda for the steel used in the heat treating process resulting in lower margins.

Selling, general, and administrative (“SG&A”) expenses decreased $300,000 or 2.7% to $11.0 million from $11.3 million. Employee insurance costs at Atmosphere increased approximately $650,000 in 2004. Corporate employee related costs of $202,000 and general insurance of $148,000 were reduced in 2004. The Company recorded a charge in the prior year of approximately $148,000 to write off certain assets related to the Company’s investments. Also in 2003 the Company incurred fees of approximately $138,000 charged by a primary lender and costs totaling $248,000 associated with efforts to secure alternative financing.

The Company recognized gains totaling $149,000 from the sale of two of the Company’s buildings in the prior year.

Depreciation and amortization expense was comparable to the prior year.

Investment and interest income decreased by $564,000 in 2004. In 2003, the Company ceased the recording of interest income on certain notes when it was determined that any further amount would be uncollectible. The carrying value of the notes and accrued interest were adjusted in 2003 to estimated realizable values.

Gain on the sale of investments was $1.3 million in 2004 compared to a loss of $265,000 in 2003. In 2004, the Company recognized gains of $910,000 on the sale of land, $180,000 on the sale of Integral Vision, Inc. common stock, and $250,000 to adjust a note receivable to its realizable value, collected subsequent to March 31, 2004. In 2003, the Company had recorded a charge of $265,000 to adjust this note receivable to its estimated realizable amount at that time.

Interest expense decreased 13.5% to $1.7 million from $1.9 million primarily due to reduced borrowing levels.

The Company recorded the following charges to recognize declines in the value of its investments that were deemed other than temporary:

	Year Ended March 31,
	2004	2003
	(in thousands)
Provant	$366	$1,360
Real estate	749	4,698
Foresight Solutions	—	2,790
Integral Vision	—	122
Vertical VC	—	250
MYOEM.COM	—	100

	$1,115	$9,320

Equity in net loss of affiliates consists of Maxco’s share of the operating results of 50% or less owned entities accounted for under the equity method. On a consolidated basis, equity in net loss of affiliates was $321,000 for the year ended March 31, 2004, compared to a loss of $614,000, net of tax, for the prior year comparable period.

Due to the uncertainty of future realization of deferred tax assets, a valuation allowance of $521,000 was recorded in 2004 resulting in a variation from the statutory rate of 34%.

2003 versus 2002

Net sales increased to $36.8 million in 2003 compared to $34.7 million in 2002. Operating loss was $534,000 in 2003 compared to a loss of $9,000 for the comparable period in 2002. Net loss in 2003 was $12.8 million, a loss of $13.2 million after preferred dividends, or a loss of $4.27 per share assuming dilution compared to a net loss of $4.5 million, a loss of $4.9 million after preferred dividends, or a loss of $1.58 per share assuming dilution in 2002.

Sales and operating earnings for the years ending March 31, 2003 and 2002 by the Company’s heat treating and corporate and other segments were as follows:

	Year Ended		Year Ended
	March 31, 2003		March 31, 2002
		Operating		Operating
		Earnings		Earnings
	Net Sales	(Loss)	Net Sales	(Loss)
(in thousands)
Heat treating	$36,740	$2,147	$34,364	$2,482
Corporate and other	87	(2,681)	332	(2,491)

The increase in net sales at the heat treating segment was due to increased business with Honda of America Manufacturing, Inc. Offsetting this increase was a decrease in sales to a customer who moved a portion of their heat treating requirements in-house or to another vendor. The decrease in revenue at corporate was due to a reduction in rental income of $257,000 from 2002 as a result of the sale of two buildings in the first quarter.

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

Selling, general, and administrative (“SG&A”) expenses increased $277,000 or 2.5% to $11.3 million from $11.0 million. Fees charged by a primary lender of approximately $138,000 and costs associated with efforts to secure alternative financing totaling $248,000 were the principal reasons for the increase in SG&A. Corporate expenses for outside services were reduced by $93,000. SG&A expenses for the Company’s heat-treating segment were comparable to the 2002.

The Company recognized gains totaling $149,000 from the sale of two of the Company’s buildings.

Depreciation and amortization expense decreased $263,000 to $2.9 million from $3.2 million primarily due to the discontinuation of the amortization of goodwill and the reduced depreciation resulting from the sale of the two buildings.

Investment and interest income was higher in 2002 primarily due to the Company receiving $273,000 from a life insurance company demutualization in that year.

Gains on the sale of investments decreased $2.7 million from a gain in 2002 of $2.4 million to a loss of $265,000 in 2003. In 2003, the Company recorded a charge of $265,000 to adjust a note receivable to its realizable amount. In fiscal 2002 the Company recognized income of $2.0 million representing Maxco’s remaining share of the additional consideration to be received as one of the former shareholders of Strategic Interactive, Inc. (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998). The payment was made to the Company in cash and common stock in fiscal 2003. The Company also recognized a gain of approximately $422,000 on the sale of its investment in Mid-State Industrial Services, Inc. in 2002.

Interest expense decreased 7.3% to $1.9 million from $2.1 million. A reduction in interest expense due to lower borrowing levels was partially offset by penalty interest charged by a primary lender.

The Company recorded the following charges to recognize declines in the value of its investments that were deemed other than temporary:

	Year Ended March 31,
	2003	2002
	(in thousands)
Provant	$1,360	$3,103
Real estate	4,698	—
Foresight Solutions	2,790	—
Integral Vision	122	—
Vertical VC	250	—
MYOEM.COM	100	—

	$9,320	$3,103

Equity in net income (loss) of affiliates consists of Maxco’s share of the operating results of 50% or less owned entities accounted for under the equity method. On a consolidated basis, equity in net loss of affiliates was $614,000, net of tax, for the year ended March 31, 2003, compared to a loss of $528,000, net of tax, for 2002.

Due to the uncertainty of future realization of deferred tax assets, a valuation allowance of $3.0 million was recorded in 2003 resulting in a variation from the statutory rate of 34%.

LIQUIDITY AND SOURCES OF CAPITAL

Operating activities for 2004 generated $2.3 million in cash. Earnings, after non-cash adjustments, generated $1.5 million of that amount. Changes in net working capital generated approximately $800,000.

Overall, the Company’s working capital deficit (defined as current assets less current liabilities) decreased from $19.7 million at March 31, 2003 to $7.7 million at March 31, 2004. The Company had $14.5 million of its debt classified as short term at March 31, 2003 due to forbearance agreements reached with two principal lenders. The Company has replaced these lenders with new financial institutions.

The aggregate principal maturities of long-term debt are approximately $2.1 million in 2005, $4.3 million in 2006, and $7.1 million thereafter.

The Company generated approximately $1.1 million in cash from investing activities. Specifically, during the year, the Company received $1.3 million in cash from the sale of land held for investment and a building. The Company generated approximately $240,000 from the sale of Integral Vision common stock. Atmosphere Annealing purchased approximately $700,000 of equipment during 2004.

Net cash used in financing activities during the year amounted to $3.7 million. In November 2003, Atmosphere Annealing reached an agreement with a new financial institution to repay a lender with which the Company had previously been in default. The principal amount repaid was approximately $8.1 million. The new facilities are comprised of a $6.0 million revolving credit facility ($2.6 million borrowed at March 31, 2004), $6.4 million of term debt with a 5 year amortization period, and $800,000 of term debt with a two year amortization period. These facilities are secured by all of the assets of Atmosphere Annealing. Repayments of other long-term and short-term obligations were $5.0 million.

Subsequent to March 31, 2004, the Company reached an agreement with a new financial institution to repay lenders with which the Company was in default. The principal amount repaid was approximately $2.3 million. The new debt facility of $2.7 million requires interest only payments for one year and matures in May 2005. The remaining proceeds of approximately $400,000 were used for working capital requirements.

Maxco’s heat treating segment occupies facilities and uses equipment under operating lease agreements requiring annual rental payments approximating $462,000 in 2005, $177,000 in 2006, $87,000 in 2007, and $73,000 in 2008 for a total commitment aggregating $799,000.

At March 31, 2004, the 2,240,605 shares of Integral Vision common stock that Maxco owns had an aggregate market value of approximately $5.2 million. Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented as the Company maintains representation on Integral Vision’s Board of Directors.

At March 31, 2004, the 2,837,089 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $85,000. Maxco’s investment in Provant is reflected in Maxco’s financial statements as an available-for-sale security.

The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will continue to be dependent upon its future operating performance. This dependency will be subject to financial, business and other factors, certain of which, such as prevailing economic conditions, are beyond the Company’s control. The Company believes that funds generated by its operations, funds available under its credit facilities, and funds that could be available under other credit facilities will be sufficient to finance near term capital needs, as well as to fund existing operations for the reasonably foreseeable future. Additionally the Company has long term equity investments that could be liquidated to meet its debt service requirements.

SEASONAL AND QUARTERLY FLUCTUATIONS

The following table sets forth consolidated operating data for each of the eight quarters ended March 31, 2004. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management’s opinion, includes all adjustments, consisting of, with the exception of impairment charges, only normal recurring entries, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

				Quarter Ended
	Fiscal 2003				Fiscal 2004
	6/30/02	9/30/02	12/31/02	3/31/03	6/30/03	9/30/03	12/31/03	3/31/04
	(in thousands, except per share data)
Net sales(3)	$8,926	$8,908	$8,701	$10,292	$9,573	$9,189	$10,562	$11,474
Gross profit(3)	3,551	3,146	3,296	3,529	3,421	3,119	3,376	4,108
Gain (loss) on sale of investments(1)		(265)						1,340
Loss on investments(2)	(80)	(4,280)		(4,960)	(283)	(57)	(26)	(749)
Equity in net income (loss) of affiliates, net of tax	(309)	(122)	(76)	(107)	—	(90)	50	(281)
Income (loss) from discontinued operations(3)	5	(1,666)	151	(227)	—	—	—	—
Net income (loss)	(418)	(5,224)	(572)	(6,611)	122	(787)	(857)	(9)

Net income (loss) per common share—diluted:
Continuing operations	$(0.17)	$(1.18)	$(0.27)	$(2.09)	$0.01	$(0.29)	$(0.31)	$(0.04)
Discontinued operations(3)	—	(0.54)	0.05	(0.07)	—	—	—	—

	$(0.17)	$(1.72)	$(0.22)	$(2.16)	$0.01	$(0.29)	$(0.31)	$(0.04)

(1)	Represents gains of $910,000 on the sale of land, $180,000 on the sale of Integral Vision stock, and adjustments to a note receivable to a realizable amount of ($265,000) in fiscal 2003 and $250,000 in fiscal 2004.

(2)	Represents the following charges to recognize declines in the value of the Company’s investments that were deemed other than temporary:

				Quarter Ended
	Fiscal 2003				Fiscal 2004
	6/30/02	9/30/02	12/31/02	3/31/03	6/30/03	9/30/03	12/31/03	3/31/04
				(in thousands)
Provant	$(80)	$(1,280)	$—	$—	$(283)	$(57)	$(26)	$—
Real estate	—	(3,000)	—	(1,698)	—	—	—	(749)
Foresight Solutions	—	—	—	(2,790)	—	—	—	—
Integral Vision	—	—	—	(122)	—	—	—	—
Vertical VC	—	—	—	(250)	—	—	—	—
MYOEM.COM	—	—	—	(100)	—	—	—	—

	$(80)	$(4,280)	$—	$(4,960)	$(283)	$(57)	$(26)	$(749)

(3)	In accordance with FASB Statement No. 144, the Company reclassified its results from operations for discontinued operations. See Note 13 to “Notes to Consolidated Financial Statements.”

The sum of the quarterly net income per share amounts may not equal the annual amounts reported. Net income per share is computed independently for each quarter and the full year and is based on the respective weighted average common shares outstanding.

Maxco’s sales and operating results have varied from quarter to quarter. Net sales are typically lower in the second and third quarters. The most significant factors affecting these fluctuations are the seasonal buying patterns of the Company’s customers due to customer model changeovers and the reduced number of business days during the holiday season. In addition, the timing of acquisitions or the occasional sale of corporate investments may cause substantial fluctuations of operating results from quarter to quarter. Maxco expects its net sales and operating results to continue to fluctuate from quarter to quarter.

IMPACT OF INFLATION

Inflation impacts the Company’s costs for materials, labor and related costs of manufacturing. Specifically, the Company’s heat treating segment experiences fluctuations in the price of natural gas used in the heat treating process. To the extent feasible in light of competitive factors, the Company has offset these fluctuations through selective price adjustments.

NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

In April 2003 the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6 (b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends a definition to conform to language used in FASB interpretation No. 45, and amends certain other existing pronouncements. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS No. 149 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

In May 2003 the FASB issued SFAS No. 150, which established standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The provisions of SFAS No. 150 did not impact the consolidated financial position of the Company.

In December 2003, the Financial Accounting Standards Board (FASB) issued revised Financial Interpretation No. (FIN) 46-R “Consolidation of Variable Interest Entities”. This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”and addresses consolidation by business enterprises of variable interest entities, more commonly known as “Special Purpose Entities” or “SPE’s.” FIN 46-R requires existing unconsolidated variable interest entities’ interests to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46-R also enhances the disclosure requirements related to variable interest entities. The interpretation is effective with respect to interests in variable interest entities created after January 31, 2003. For interests in variable interest entities created before February 1, 2003, the interpretation applies to the first interim or annual reporting period beginning after December 15, 2003.

The Company reviewed the requirements of FIN 46-R and concluded that the provisions of FIN 46-R were not applicable to any of its unconsolidated investments. The Company determined that consolidation of its less than majority owned investments is not required. The Company believes that its real risk related to the guaranteed debt of the real estate investment that Maxco would be required to satisfy is estimated to be $246,000 and has been recorded in the accompanying financial statements. The Company does not believe that there is unusual degree of risk related to the guarantees because of sufficient underlying asset values supporting the respective debt obligations. Additionally, the assets of the real estate investment are currently being liquidated and the Company has adjusted the carrying value of this investment to its estimated net realizable value. Accordingly, it is not expected that the provisions of FIN 46-R would have a material impact on financial position, results of operations, or cash flows of the Company.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. While approximately $6.6 million of Maxco’s debt carries a fixed rate of interest, the Company entered into an interest rate swap agreement based on a notional amount of $2.7 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate short and long term borrowings of $11.9 million at March 31, 2004. A 1% increase from the prevailing interest rates at March 31, 2004 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by approximately $119,000 based on principal balances at March 31, 2004.

The Company’s heat treating segment experiences fluctuations in the price of natural gas used in the heat treating process. To the extent feasible in light of competitive factors, the Company has offset these fluctuations through selective price adjustments.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted in a separate section of this report.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Effective May 7, 2004, the Company engaged the accounting firm of Rehmann Robson as its new independent public accountants. Effective May 7, 2004, the Company dismissed Ernst & Young LLP.

The reports of Ernst and Young LLP on the consolidated financial statements of Maxco for the past two fiscal years ended March 31, 2003 and March 31, 2002 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports of Ernst & Young LLP on Maxco’s financial statements for the past two fiscal years ended March 31, 2003 and 2002 contained a modification as to uncertainty concerning Maxco’s ability to continue as a going concern.

The decision to change Maxco’s accounting firm was approved by the Audit Committee of the Board of Directors on May 6, 2004.

In connection with the audits of Maxco’s financial statements for each of the two fiscal years ended March 31, 2003 and 2002 and in the subsequent interim periods from March 31, 2003 through and including May 7, 2004, there were no disagreements between Maxco and its auditors, Ernst & Young LLP on any matter of accounting principles or practices, consolidated financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in its reports.

Maxco has not consulted with Rehmann Robson during the last two fiscal years ended March 31, 2003 and 2002 or during the subsequent interim period from March 31, 2003 through and including May 7, 2004, on either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Maxco’s consolidated financial statements.

ITEM 9A — CONTROLS AND PROCEDURES

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

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of March 31, 2004.

ITEM 11 — EXECUTIVE COMPENSATION

Item 11 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of March 31, 2004.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of March 31, 2004.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of March 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Item 14 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of March 31, 2004.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)—The response to this portion of Item 15 is submitted as a separate section of this report.

(3) Listing of Exhibits

Exhibit Number

3	Restated Articles of Incorporation are hereby incorporated by reference from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.3	Resolution authorizing the redemption of Series Two Preferred Stock, establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from registrants Form 8-K dated January 17, 1997.

10.12	Asset Purchase Agreement — Axson North America Inc. is hereby incorporated by reference from registrants Form 10-Q dated February 14, 1997.

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.29	Obligor assignment agreement among Contractor Supply Incorporated, Maxco, Inc., and Ersco Corporation dated November 14, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.30	Stock purchase agreement between Ersco Corporation, Maxco, Inc., and Contractor Supply Incorporated dated November 14, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.31	Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated September 27, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.

10.32	First Amendment to Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated October 30, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.

10.33	Second Amendment to Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated November 25, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.

10.34	Credit Agreement between Atmosphere Annealing, Inc. and Huntington National Bank dated November 18, 2003 is hereby incorporated by reference from Form 10-Q dated November 19, 2003.

10.35	Subordination Agreement between Maxco, Inc., Atmosphere Annealing, Inc. and Comerica Bank and Huntington National Bank dated November 18, 2003 is hereby incorporated by reference from Form 10-Q dated November 19, 2003.

10.36	Incentive agreement between Sanjeev Deshpande and Maxco, Inc. dated April 20, 2004.

10.37	Business Loan Agreement between Capitol National Bank and Maxco, Inc. dated May 28, 2004.

21	Subsidiaries of the Registrant

23.1	Consent of Registered Public Accounting Firm—Rehmann Robson (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539).

23.2	Consent of Registered Public Accounting Firm—Ernst & Young LLP (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539).

23.3	Consent of Registered Public Accounting Firm—Moore Stephens Doeren Mayhew (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539).

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.

(b)	Reports on Form 8-K:

None

(c)	Exhibits

- Incentive agreement between Sanjeev Deshpande and Maxco, Inc. dated April 20, 2004

- Business Loan Agreement between Capitol National Bank and Maxco, Inc. dated May 28, 2004

- Subsidiaries of the Registrant

- Consent of Registered Public Accounting Firm—Rehmann Robson

- Consent of Registered Public Accounting Firm—Ernst & Young LLP

- Consent of Registered Public Accounting Firm—Moore Stephens Doeren Mayhew

- Certification of Chief Executive Officer

- Certification of Chief Financial Officer

(d)	Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date July 13, 2004	MAXCO, INC. By /S/ VINCENT SHUNSKY Vincent Shunsky, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ MAX A. COON	July 13, 2004	President (Principal Executive Officer) and Director

Max A. Coon	Date

/S/ VINCENT SHUNSKY	July 13, 2004	Vice President of Finance and Treasurer (Principal
Financial and Accounting Officer) and Director
Vincent Shunsky	Date

/S/ ERIC L. CROSS	July 13, 2004	Director

Eric L. Cross	Date

/S/ CHARLES J. DRAKE	July 13, 2004	Director

Charles J. Drake	Date

/S/ JOEL I. FERGUSON	July 13, 2004	Director

Joel I. Ferguson	Date

/S/ RICHARD G. JOHNS	July 13, 2004	Director

Richard G. Johns	Date

/S/ DAVID R. LAYTON	July 13, 2004	Director

David R. Layton	Date

/S/ SANJEEV DESHPANDE	July 13, 2004	Director

Sanjeev Deshpande	Date

/S/ SAMUEL O. MALLORY	July 13, 2004	Director

Samuel O. Mallory	Date

ANNUAL REPORT ON FORM 10-K

ITEM 15(a)(1) AND (2), (c), AND (d)

FINANCIAL STATEMENTS

CERTAIN EXHIBITS

YEAR ENDED MARCH 31, 2004

MAXCO, INC.

LANSING, MICHIGAN

FORM 10-K—ITEM 15(a)(1) AND (2)

MAXCO, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

The following consolidated financial statements of Maxco, Inc. and subsidiaries are included in Item 8:

Page(s)
Reports of Registered Public Accounting Firms	22-23
Consolidated balance sheets — March 31, 2004 and 2003	24
Consolidated statements of operations — Years ended March 31, 2004, 2003, and 2002	25
Consolidated statements of stockholders’ equity — Years ended March 31, 2004, 2003, and 2002	26
Consolidated statements of cash flows — Years ended March 31, 2004, 2003, and 2002	27
Notes to consolidated financial statements — Year ended March 31, 2004	28-40

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in Notes to Consolidated Financial Statements, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Financial statements of the Registrant’s significant unconsolidated affiliate (Integral Vision, Inc.) are hereby incorporated by reference from the Integral Vision, Inc. Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (SEC File Number 0-12728).

REPORT OF REHMANN ROBSON, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Maxco, Inc.
Lansing, Michigan

We have audited the accompanying consolidated balance sheet of Maxco, Inc. and subsidiaries as of March 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxco, Inc. and subsidiaries as of March 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Rehmann Robson

Troy, Michigan
July 6, 2004

REPORT OF ERNST & YOUNG, LLP, REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors, Maxco, Inc.:

We have audited the accompanying consolidated balance sheet of Maxco, Inc. and subsidiaries as of March 31, 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Integral Vision, Inc., (a corporation in which the Company had approximately a 24% interest) as of December 31, 2002 and for the two years in the period ended December 31, 2002, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Integral Vision, Inc., it is based solely on their report.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxco, Inc. and subsidiaries at March 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States.

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

As discussed in Notes 1 and 13 to the consolidated financial statements, in 2003 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, which changed its method of accounting for goodwill and indefinite-lived intangible assets, and SFAS No. 144, which separately reported discontinued operations for all years reported.

/s/ Ernst & Young LLP

Detroit, Michigan
June 11, 2003

CONSOLIDATED BALANCE SHEETS
MAXCO, INC. AND SUBSIDIARIES

	March 31,
	2004	2003
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$78	$391
Accounts receivable, less allowance of $134,000 in 2004 and $150,000 in 2003	7,629	7,236
Inventories — Note 1	408	176
Prepaid expenses and other	429	227

Total Current Assets	8,544	8,030
Marketable Securities — Note 1	2	312
Property and Equipment
Land	446	446
Buildings	6,170	6,166
Machinery, equipment, and fixtures	29,068	28,401

	35,684	35,013
Allowances for depreciation	(15,265)	(12,416)

	20,419	22,597
Other Assets
Investments — Note 9	1,138	1,157
Notes and contracts receivable and other, less allowance of $350,000 in 2004 and $600,000 in 2003	1,338	981
Advances to affiliate	2,200	3,008
Accounts receivable, related parties — Note 2	416	392
Intangibles — Note 1	1,424	1,424
Non-current assets of discontinued operations — Note 13	—	474

	6,516	7,436

	$35,481	$38,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable — Note 4	$4,885	$18,780
Accounts payable — Note 2	4,221	3,425
Employee compenstion	1,525	1,221
Taxes, interest, and other liabilities	3,585	3,004
Current maturities of long-term obligations	2,064	995
Current liabilities of discontinued operations — Note 13	—	303

Total Current Liabilities	16,280	27,728
Long-Term Obligations, Less Current Maturities — Note 4	11,480	1,113

Total Liabilities	27,760	28,841
Stockholders’ Equity — Notes 5 and 6
Preferred stock:
Series Three: 10% cumulative callable, $60 face value; 14,784 shares issued and outstanding	678	678
Series Four: 10% cumulative callable, $51.50 face value; 46,414 shares issued and outstanding	2,390	2,390
Series Five: 10% cumulative callable, $120 face value; 6,648 shares issued and outstanding	798	798
Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, none issued	—	—

	3,866	3,866
Common stock, $1 par value; 10,000,000 shares authorized, 3,101,195 shares issued and outstanding	3,101	3,101
Accumulated other comprehensive loss	(172)	(298)
Retained earnings	926	2,865

Total Stockholders’ Equity	7,721	9,534

	$35,481	$38,375

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
MAXCO, INC. AND SUBSIDIARIES

	Year Ended March 31,
	2004	2003	2002
	(in thousands, except per share data)
Net Sales	$40,798	$36,827	$34,696
Costs and Expenses:
Cost of sales and operating expenses	26,774	23,305	20,514
Selling, general, and administrative	10,956	11,256	10,979
Gain on sale of buildings	—	(149)	—
Depreciation and amortization	2,899	2,949	3,212

	40,629	37,361	34,705

Operating Earnings (Loss)	169	(534)	(9)
Other Income (Expense):
Investment and interest income	150	714	887
Gain (loss) on sale of investments — Note 9	1,340	(265)	2,447
Loss on sale of assets	(72)	—	—
Interest expense	(1,682)	(1,944)	(2,096)
Loss on investments — Note 9	(1,115)	(9,320)	(3,103)

	(1,379)	(10,815)	(1,865)

Loss Before Federal Income Taxes, Equity in Net Loss of Affiliates, and Discontinued Operations	(1,210)	(11,349)	(1,874)
Federal income tax benefit — Note 8	—	875	575

Loss Before Equity in Net Loss of Affiliates and Discontinued Operations	(1,210)	(10,474)	(1,299)
Equity in net loss of affiliates, net of tax — Notes 3, 8, and 9	(321)	(614)	(528)

Loss from Continuing Operations	(1,531)	(11,088)	(1,827)
Loss from discontinued operations, net of tax — Note 13	—	(1,737)	(2,674)

Net Loss	(1,531)	(12,825)	(4,501)
Less preferred stock dividends	(408)	(408)	(408)

Net Loss Applicable to Common Stock	$(1,939)	$(13,233)	$(4,909)

Net Loss Per Share — Basic and Diluted — Note 12
Continuing operations	$(0.63)	$(3.71)	$(0.72)
Discontinued operations	—	(0.56)	(0.86)

	$(0.63)	$(4.27)	$(1.58)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
MAXCO, INC. AND SUBSIDIARIES

	Number of
	Common			Accumulated Other
	Shares	Preferred	Common	Comprehensive	Retained
	Outstanding	Stock	Stock	Loss	Earnings	Totals
	(in thousands)
Balances at April 1, 2001	3,101	$3,866	$3,101	$(1,140)	$21,007	$26,834
Net loss for the year					(4,501)	(4,501)
Net unrealized loss on marketable securities, net of taxes of $465,000				(901)		(901)
Realized loss on marketable securities, net of taxes of $1,056,000				2,047		2,047
Unrealized loss on swap agreement				(84)		(84)

Total Comprehensive Loss						(3,439)
Preferred stock dividends					(408)	(408)

Balances at March 31, 2002	3,101	3,866	3,101	(78)	16,098	22,987
Net loss for the year					(12,825)	(12,825)
Net unrealized loss on marketable securities, net of taxes of $29,000				(56)		(56)
Realized income on marketable securities, net of taxes of $2,000				(6)		(6)
Unrealized loss on swap agreement				(158)		(158)

Total Comprehensive Loss						(13,045)
Preferred stock dividends					(408)	(408)

Balances at March 31, 2003	3,101	3,866	3,101	(298)	2,865	9,534
Net loss for the year					(1,531)	(1,531)
Net unrealized gain on marketable securities				56		56
Unrealized gain on swap agreement				70		70

Total Comprehensive Loss						(1,405)
Preferred stock dividends					(408)	(408)

Balances at March 31, 2004	3,101	$3,866	$3,101	$(172)	$926	$7,721

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MAXCO, INC. AND SUBSIDIARIES

	Year Ended March 31,
	2004	2003	2002
	(in thousands)
Operating Activities
Net loss	$(1,531)	$(12,825)	$(4,501)
Loss from discontinued operations	—	1,737	2,674

Loss from continuing operations	(1,531)	(11,088)	(1,827)
Advances (to) from discontinued operations	—	(1,485)	4,994
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,879	2,919	2,935
Amortization	20	30	277
Equity in net loss of affiliates	321	614	528
Deferred federal income taxes (benefit)	—	(875)	293
(Gain) loss on sale of investments	(1,340)	265	(2,447)
(Gain) loss on sale of property and equipment	72	(149)	—
Loss on investments	1,115	9,320	3,103
Changes in operating assets and liabilities:
Accounts receivable	(370)	(2,417)	(787)
Inventories	(232)	180	360
Income tax refunds	—	4,635	—
Prepaid expenses and other	(202)	(566)	(1,596)
Accounts payable and other current liabilities	1,576	871	(1,548)

Net Cash Provided by Operating Activities	2,308	2,254	4,285
Investing Activities
Sale of businesses	—	7,723	—
Sale of buildings	400	2,496	—
Purchases of property and equipment	(698)	(531)	(572)
Sale of investments	939	326	750
Collections of notes receivable	99	1,080	591
Sale of stock	240	—	—
Other	119	513	94

Net Cash Provided by Investing Activities	1,099	11,607	863
Financing Activities
Net proceeds from (repayments on) lines of credit	(1,419)	471	(500)
Proceeds from other debt obligations	6,881	4,063	—
Repayments on other debt obligations	(9,182)	(18,349)	(4,833)
Dividends paid on preferred stock	—	—	(306)

Net Cash Used in Financing Activities	(3,720)	(13,815)	(5,639)

(Decrease) Increase in Cash	(313)	46	(491)
Cash at Beginning of Year	391	345	836

Cash at End of Year	$78	$391	$345

Supplemental cash flows disclosure:
Interest paid	$1,601	$1,677	$2,061

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAXCO, INC. AND SUBSIDIARIES

Year Ended March 31, 2004

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Maxco, Inc. (Maxco) is a Michigan corporation incorporated in 1946. Maxco currently operates in the heat-treating business segment through Atmosphere Annealing Inc., a production metal heat-treating service company. Maxco also has investments in real estate and investments representing less than majority interests in the following businesses: a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments; a developer, manufacturer and marketer of microprocessor-based process monitoring and inspection systems for use in industrial manufacturing environments; and an energy-related business.

Financial Statement Presentation: The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although there is concern about the Company’s ability to operate as a going concern due to current debt service requirements and recurring losses, Management believes it has substantially reduced the risk as debt previously in default has been refinanced and the Company’s exposures relative to outstanding guarantees have been significantly reduced. The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will continue to be dependent upon its future operating performance. This dependency will be subject to financial, business and other factors, certain of which, such as prevailing economic conditions, are beyond the Company’s control. The Company believes that funds generated by its operations, funds available under its credit facilities, and funds that could be available under other credit facilities will be sufficient to finance near term capital needs, as well as to fund existing operations for the reasonably foreseeable future. Additionally the Company has long term equity investments that could be liquidated to meet its debt service requirements.

Principles of Consolidation: The consolidated financial statements include the accounts of Maxco, Inc. and its majority owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Investments in greater than 20% owned unconsolidated investments are accounted for under the equity method. Investments in less than 20% owned affiliates are accounted for under the cost method with the exception of Integral Vision, Inc., which continues to be accounted for under the equity method because of Maxco’s representation on Integral Vision, Inc.’s Board of Directors.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain items in the prior year financial statements have been reclassified to conform with the presentation used in 2004.

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

Allowance for Uncollectible Accounts Receivable: Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of the financial condition of the customer and historical experience. The following table summarizes changes in the allowance for uncollectible accounts receivable:

	Year Ended March 31,
	2004	2003	2002
	(in thousands)
Beginning balance	$150	$143	$177
Charged to costs and expenses	12	7	24
Deductions (A)	(28)	—	(58)

Ending balance	$134	$150	$143

(A) Represents uncollectible accounts written off, less recoveries

Inventories: Inventories are stated at the lower of first-in, first-out cost or market and at March 31 consisted of the following:

	2004	2003
	(in thousands)
Raw materials	$174	$—
Work in progress	190	156
Finished goods	44	20

	$408	$176

Marketable Securities: Marketable securities are classified in accordance with Statement of Financial Accounting No. 115 (“SFAS 115’) as securities available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income or loss. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. The fair value of marketable securities is based on quoted market value.

Maxco accounts for its investment in Provant, Inc. common stock as securities available for sale as defined by SFAS 115. Consequently, the securities are carried at market value with the unrealized gains and losses net of tax, reported as a separate component of stockholders’ equity. In 2004 and 2003, the Company realized losses on its investment in Provant common stock as an other than temporary impairment in its statement of operations of $366,000 and $1.4 million, respectively.

Advances to Affiliates: The Company has advanced amounts to its real estate investment holding. These advances are unsecured and bear interest. As of March 31, 2004 and 2003, the Company has advances totaling $2.2 million and $3.0 million, respectively, to these affiliates.

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

Federal Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires the use of the liability method in accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for net deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or future deductibility is uncertain.

Allowance for Uncollectible Notes Receivable: Notes receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of the financial condition of the debtor and historical experience. The following table summarizes changes in the allowance for uncollectible notes receivable:

	Year Ended March 31,
	2004	2003	2002
	(in thousands)
Beginning balance	$600	$1,291	$335
Charged to costs and expenses	—	521	290
Charged to other accounts (A)	—	—	666
Deductions (B)	(250)	(1,212)	—

Ending balance	$350	$600	$1,291

(A) Represents a reclass from the prior year from contingent liability

(B) Represents uncollectible accounts written off, less recoveries

Intangibles: Effective April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”) which resulted in the discontinuance of amortization of goodwill and indefinite-lived intangible assets that were recorded in connection with previous business combinations. Goodwill and other long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. If management believes impairment may exist, an assessment is performed. This assessment consists of comparing the estimated undiscounted future cash flows with the carrying amount of the long-lived assets. If the undiscounted future cash flows are less than the carrying amounts of the long-lived assets, the Company adjusts the carrying amount of the long-lived assets to their estimated fair value. Fair value is determined by anticipated future cash flows discounted at a rate commensurate with the risk involved. All of the Company’s goodwill is related to the heat treating segment. Goodwill totaled approximately $1.4 million at March 31, 2004 and represented 4% of total assets. Amortization expense was $20,000, $30,000, and $277,000 for the years ended March 31, 2004, 2003, and 2002, respectively.

The following table presents net loss and net loss per share information as if goodwill were no longer amortized as of April 1, 2001:

	Year Ended March 31,
	2004	2003	2002
	(in thousands, except per share data)
Net loss	$(1,531)	$(12,825)	$(4,342)
Net loss per common share — basic and diluted	$(0.63)	$(4.27)	$(1.53)

During 2004, the Company performed the impairment tests of its goodwill and indefinite-lived intangible assets required by SFAS No. 142. The Company’s tests indicated that the fair value of its heat treating segment, which was determined by using discounted cash flows and market multiples, exceeded the carrying value. As a result, the Company did not record an impairment charge for this segment in the accompanying financial statements. The Company will continue to perform an impairment review on an annual basis (or more frequently if impairment indicators arise).

Revenue Recognition: The Company recognizes service revenue and revenue from product sales upon transfer of title, which is upon shipment.

Advertising: Advertising costs are expensed as incurred. The amounts were not material for all years presented.

Shipping and Handling Costs: The Company recognizes shipping and handling costs as a component of cost of sales and operating expenses in the statement of operations.

Interest Rate Swap: The Company entered into an interest rate swap agreement to modify the interest characteristics of certain of its outstanding debt. This agreement involves the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The interest rate swap agreement is designated with the principal balance and term of a specific debt obligation. Since the Company applies hedge accounting pursuant to SFAS 133, as amended, changes in the fair value of the swap are reported as a component of other comprehensive loss.

Fair Value Disclosure: The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, marketable securities, and accounts payable approximate their fair values.

Comprehensive Loss: The Company displays comprehensive loss in the Consolidated Statements of Stockholders’ Equity. At March 31, 2004, accumulated other comprehensive loss consisted of the fair value of the interest rate swap agreement.

Stock Options: The Company has elected to follow APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to adopt only the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” There is no difference between the accompanying income statement following APB No. 25 and the pro forma income statement following SFAS 123.

New Financial Accounting Pronouncements:

In April 2003 the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6 (b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends a definition to conform to language used in FASB interpretation No. 45, and amends certain other existing pronouncements. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS No. 149 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

In May 2003 the FASB issued SFAS No. 150, which established standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The provisions of SFAS No. 150 did not impact the consolidated financial position of the Company.

In December 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 46-R “Consolidation of Variable Interest Entities”. This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of variable interest entities, more commonly known as “Special Purpose Entities” or “SPE’s.” FIN 46-R requires existing unconsolidated variable interest entities’ interests to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46-R also enhances the disclosure requirements related to variable interest entities. The interpretation is effective with respect to interests in variable interest entities created after January 31, 2003. For interests in variable interest entities created before February 1, 2003, the interpretation applies to the first interim or annual reporting period beginning after December 15, 2003.

The Company reviewed the requirements of FIN 46-R and concluded that the provisions of FIN 46-R were not applicable to any of its unconsolidated investments. The Company determined that consolidation of its less than majority owned investments is not required. The Company believes that any real risk or the effect of any guarantees that Maxco would be required to satisfy is estimated to be $246,000 and has been recorded in the accompanying financial statements. The Company does not believe that there is unusual degree of risk related to other guarantees because of sufficient underlying asset values supporting the respective debt obligations. Additionally, the assets of the real estate investment are currently being liquidated and the Company has adjusted the carrying value of this investment to its estimated net realizable value. Accordingly, it is not expected that the provisions of FIN 46-R would have a material impact on financial position, results of operations, or cash flows of the Company.

NOTE 2 — ACCOUNTS RECEIVABLE AND PAYABLE — RELATED PARTIES

Accounts receivable, related parties consists primarily of unsecured cash advances to officers, stockholders, and affiliates. Certain of the amounts are non-interest bearing. The ultimate settlement of the balances is generally expected to be made in cash, although not necessarily within the next year.

Included in accounts payable is $128,000 and $127,000 at March 31, 2004 and 2003, respectively, which are due to a stockholder.

NOTE 3 — INVESTMENT IN INTEGRAL VISION, INC.

At March 31, 2004, Maxco owned 2,240,605 shares of Integral Vision’s common stock (aggregate market value of $5.2 million), representing approximately 17% of Integral Vision’s total common stock outstanding.

In 1997 Maxco received warrants to purchase 150,000 shares of Integral Vision stock with a then conversion price of $6.86. Pursuant to the 1997 Note and Warrant Purchase agreement, these warrants have been re-priced based on subsequent warrant issues. As a result, at March 31, 2004, Maxco had the right to purchase up to 354,573 shares of the Integral Vision’s common stock at $2.90 per share. In a separate transaction, Maxco purchased $120,000 of Integral Vision debentures $60,000 of which were outstanding as of March 31, 2004. In connection with this transaction, Maxco received warrants to purchase 240,000 shares of Integral Vision stock with a conversion price of $0.25 per share, which were exercised by the Company in March 2004. The Company sold the shares of stock for $1.00 per share in March 2004. Maxco’s investment in Integral Vision is accounted for under the equity method for all years presented.

In accordance with APB 18, the Company recorded a charge of $122,000 in 2003 to recognize a decline in the value of its investment in Integral Vision that was deemed other than temporary. The charges are included in loss on investment for the year ended March 31, 2003. Integral Vision had a net loss of approximately $2.2 million for the year ended March 31, 2004, a net loss of $1.9 million in 2003, and a net loss of $6.8 million in 2002.

Maxco’s equity share of Integral Vision’s losses for the years ended March 31, 2004, 2003 and 2002 were approximately $477,000, $456,000 and $182,000, respectively, and are recorded net of deferred tax for these periods in equity in net income (loss) of affiliates, along with the equity results of other 50% or less owned affiliates accounted for under the equity method. For the years ended March 31, 2004, 2003, and 2002, Integral Vision’s sales were $322,000, $1.7 million and $2.0 million, respectively.

NOTE 4 — DEBT

At March 31, 2004 the Company’s heat treating segment, Atmosphere Annealing (Atmosphere), had a $6 million line of credit facility. This facility is secured by Atmosphere’s assets. The amount that can be borrowed under this facility is dependent on certain accounts receivable levels at Atmosphere. At March 31, 2004, based on these specific collateral levels, Atmosphere could borrow up to $4.0 million under its line of credit, approximately $2.6 million of which was borrowed. The line matures in November 2004 and as such is recorded as current in the accompanying financial statements.

A summary of the Company’s debt obligations as of March 31 is as follows:

	2004	2003
	(in thousands)
Short term obligations:
Notes payable (various interest rates)	$2,333	$4,289
Revolving line of credit (LIBOR[1] + 2.25%)	2,552	3,971
Equipment purchase contracts (various interest rates)	—	5,895
Mortgage note payable (prime[1] plus 1.75%)	—	463
Tax exempt revenue bonds (variable interest rate)	—	1,083
Taxable revenue bonds (fixed interest rate of 5.34%)	—	3,079

	4,885	18,780

Long term obligations:
Term notes (various variable interest rates)	$6,720	$—
Mortgage note payable (prime[1] plus 1.75%)	218	—
Equipment purchase contracts and capitalized lease obligations (various interest rates)	4,581	109
Subordinated debt (fixed rate of 10.00%)	2,025	1,999

	13,544	2,108
Less current maturities	2,064	995

	$11,480	$1,113

1 At March 31, 2004 the London Interbank Offered Rate (LIBOR) was 1.125% and the prime rate was 4.00%.

On November 14, 2002, Maxco completed an agreement to sell its wholly owned subsidiary, Ersco Corporation to Contractor Supply Incorporated for cash and retired certain other debt of Maxco in excess of the sale price resulting in a short term note payable to the purchaser of approximately $4.1 million. In June 2003 the Company agreed to assume a lease from Contractor Supply Incorporated and as a result, reduced the amount owed to Contractor Supply Incorporated by $2.3 million and the Company has recorded the $2.3 million obligation to the leasing company as a long term obligation in the accompanying financial statements.

In November 2003, Atmosphere Annealing reached an agreement with a new financial institution to repay a lender with which the Company and Atmosphere Annealing had previously been in default. The principal amount repaid was approximately $8.1 million. The new facilities are comprised of a $6.0 million revolving credit facility, $6.4 million of term debt with a 5 year amortization period, and $800,000 of term debt with a two year amortization period. These facilities are secured by all of the assets of Atmosphere Annealing.

Subsequent to March 31, 2004, the Company reached an agreement with a new financial institution to repay lenders with which the Company was in default. The principal amount repaid was approximately $2.3 million. The new debt facility of $2.7 million requires interest only payments for one year and matures in May 2005. The remaining proceeds of approximately $400,000 were used for working capital requirements. The Company has classified the debt on the March 31, 2004 balance sheet based on the refinanced terms.

The Company’s weighted average short-term borrowing rate was 5.4% and 6.2% at March 31, 2004 and 2003, respectively.

Maxco entered into a swap agreement with a notional amount of approximately $2.7 million. The swap agreement was in a loss position of $172,000 and $242,000 at March 31, 2004 and 2003, respectively.

Notes and contracts payable are generally collateralized by assets purchased with proceeds of the borrowings. The aggregate principal maturities of long-term debt are approximately $2.1 million in 2005, $4.3 million in 2006, $1.6 million in 2007, $1.4 million in 2008, $0.8 million in 2009, and $4.2 million thereafter.

Maxco has provided the guarantee of various debt obligations of certain real estate and other investments in an aggregate amount of approximately $3.0 million as of May 31, 2004. Certain of the debt agreements related to its real estate investments, which Maxco and other guarantors have guaranteed, are in default at March 31, 2004. Extensions or forbearance agreements have been issued by some of the respective banks and the applicable entities are currently working to liquidate the properties to satisfy the requirements of the lenders. The Company does not believe that there is any unusual degree of risk related to the guarantees because of sufficient underlying asset values supporting the respective debt obligations.

Maxco and other interested parties, as guarantors, have reached agreements with two lenders. As a result, Maxco’s guarantee exposure under these agreements is limited to $271,000. The current estimate of the actual exposure under these agreements is $246,000 which the Company has recorded in the accompanying financial statements. Additionally the Company has recorded an additional $85,000 related to the anticipated exposure under another real estate guarantee.

NOTE 5 — PREFERRED STOCK

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

Series Four Preferred Stock is cumulative, callable at the Company’s option, is non-voting, has no conversion rights, and pays an annual dividend at the rate of 10% of face value annually.

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

Effective January 1, 2002, the Maxco Board of Directors suspended the payment of dividends on all preferred stock. These dividend payments have been accrued in the accompanying financial statements and totaled approximately $1.0 million at March 31, 2004, or $.33 per common share.

NOTE 6 — STOCK OPTIONS

Under the terms of Maxco’s incentive common stock option plan, options for the purchase of up to 500,000 shares of common stock may be granted and options are exercisable upon grant.

There were 155,000 stock options outstanding and exercisable at March 31, 2004 with a weighted average price of $7.77 per share and an exercise price ranging from $7.00 to $8.00. There were no options granted during the years ended March 31, 2004, 2003, and 2002. The weighted average remaining contractual life of the outstanding options is approximately four years.

The Company has elected to follow APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to adopt only the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of SFAS 123. The Company has determined that the difference between the reported net loss and loss per share and the pro forma net loss and net loss per share as if the options were accounted for under SFAS 123 was immaterial for all periods presented.

NOTE 7 — EMPLOYEE SAVINGS PLAN

Company contributions charged to operations under the employee savings plans were approximately $145,000, $160,000, and $167,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

NOTE 8 — FEDERAL INCOME TAXES

The benefit for federal income taxes consists of the following components:

	Year Ended March 31,
	2004	2003	2002
	(in thousands)
Current benefit	$—	$—	$868
Deferred (expense) benefit	—	875	(293)

	—	875	575
Deferred amount allocated to equity in income of affiliates	—	316	273
Amount allocated to discontinued operations	—	890	1,385

	$—	$2,081	$2,233

The reconciliation of the income tax benefit computed at the United States federal statutory tax rate to income tax (expense) benefit reported in these financial statements is as follows:

	Year Ended March 31,
	2004	2003	2002
	(in thousands)
Income tax benefit computed at United States statutory rate (34%)	$521	$3,859	$637
Valuation allowance	(517)	(3,006)	—
Other	(4)	22	(62)

	$—	$875	$575

No federal income taxes were paid in 2004, 2003, or 2002.

Due to enacted changes in the tax law, the Company carried back its net operating losses at March 31, 2001 and 2002 against the Company’s taxable income in 1997. As a result, the Company had a $3.9 million income tax receivable at March 31, 2002. Maxco received $4.6 million in federal income tax refunds in 2003. As of March 31, 2004, the Company has a net operating loss (NOL) carryforward of $10.1 million, $8.8 million of which expires in 2023 with the remaining $1.3 million expiring in 2024.

In 2004 and 2003, the Company recorded deferred tax asset valuation allowances of $517,000 and $3.0 million, respectively, due to the uncertainty in the ultimate realization of its deferred tax assets. The following table summarizes changes in the deferred tax valuation allowance:

	Year Ended March 31,
	2004	2003
	(in thousands)
Beginning balance	$3,006	$—
Charged to costs and expenses	517	3,006

Ending balance	$3,523	$3,006

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of March 31 were as follows:

	2004	2003
	(in thousands)
Deferred Tax Liabilities:
Depreciation	$2,577	$2,562

Total Deferred Tax Liabilities	2,577	2,562
Deferred Tax Assets:
Net operating loss carryforwards	3,460	714
Allowance for doubtful accounts	164	255
Marketable securities	996	1,546
Net cumulative unrealized equity losses	1,415	2,587
Other	65	466

Total Deferred Tax Assets	6,100	5,568
Valuation Allowance for Deferred Tax Assets	3,523	3,006

Net Deferred Tax Assets	2,577	2,562

Net Deferred Tax Assets (Liabilities)	$—	$—

NOTE 9 — OTHER INVESTMENTS

Real Estate:

Maxco has ownership interests ranging from 25-50% in primarily two LLC’s which have been involved in the development and ownership of real estate in central Michigan. Effective January 1, 2000, a Master LLC (L/M Associates II) was formed consisting of the majority of the stabilized buildings in which Maxco and others had an ownership interest. At March 31, 2004 Maxco’s effective ownership interest in the Master LLC was approximately 31%. The other LLC (L/M Associates) includes properties that are not fully leased or individual properties not included in the Master LLC.

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

Any real risks or guarantees that Maxco would be required to satisfy is estimated at $246,000 and has been recorded in the accompanying financial statements and Maxco’s investment has been adjusted to the net realizable value of the remaining assets. Impairment charges totaling $749,000 and $4.7 million were recognized during the years ended March 31, 2004 and 2003, respectively, to further reduce the carrying value of the Company’s investment in real estate to the estimated net realizable value.

This real estate investment is discontinued and Maxco is actively pursuing its liquidation.

Technology Related:

In addition to its investment in Integral Vision, Inc., the Company has an equity interest in another technology related business. In October 1998, Provant, Inc. acquired 100% of the stock of Strategic Interactive. Maxco received cash and approximately 249,000 shares of Provant, Inc. common stock in exchange for its 45% equity interest in Strategic Interactive. The sale also included an earn-out provision. Maxco recognized a total of $2.7 million as its remaining share of the additional consideration to be paid to the former shareholders of Strategic Interactive in 2002. A portion of the payment representing approximately $1.6 million was paid on November 14, 2002 in the form of Provant common stock. The remaining portion of the payment, approximately $1.1 million, was received in January 2003. Maxco recognized impairment charges of approximately $366,000, $1.4 million, and $3.1 million in other income (expense) in 2004, 2003, and 2002, respectively, to recognize declines in the fair value of its investment that was deemed other than temporary. On March 11, 2004 Provant completed the sale of substantially all of its remaining assets.

The Company had a 50% equity interest in Foresight Solutions, Inc., a developer of accounting and business software for small to medium size businesses. In 2003, the Company recorded an impairment charge of $2.8 million to adjust its investment to estimated fair value. The assets of Foresight Solutions, Inc. were sold in June 2004.

Energy Related:

Maxco has a 50% interest in Robinson Oil Company, LLC, which is in the business of acquiring and developing oil and gas interests.

Other:

The Company had a 50% equity interest in and agreed to finance certain debt of Mid-State Industrial Services, Inc., which is in the business of selling, leasing, and servicing lift trucks. In December 2001, Maxco sold its interest in Mid-State to Maxco President Max A. Coon for $1.75 million, of which $750,000 was paid in cash with the remainder being applied to amounts due Mr. Coon for advances he had made to the Company and its affiliates. Additionally, Mid-State retired the $0.5 million obligation it had with Maxco. A portion of the proceeds from the sale was used to retire certain obligations not related to Mid-State which were guaranteed by the Company. The Company recognized a gain of approximately $422,000 on this sale in 2002.

Maxco has a 36% equity interest in Phoenix Financial Group, LTD and its subsidiary Cambridge Group Investments, LTD (dba Bondpage.com), a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the Internet.

The Company has approximately a 6% interest in the common stock of MYOEM.COM, a company offering a business-to-business vertical web portal designed to bring solution-seekers together with solution-providers. In 2003, the Company recorded an impairment charge of $100,000 to write off this investment.

The Company has a 16% equity interest in Vertical VC, a limited partnership that has equity investments in companies focused on the information technology, telecommunications, and medical technology markets. In 2003, the Company recorded an impairment charge of $250,000 to write off this investment.

In summary, the Company recorded the following charges to recognize declines in the value of its investments that were deemed other than temporary:

	Year Ended March 31,
	2004	2003	2002
	(in thousands)
Provant	$366	$1,360	$3,103
Real estate	749	4,698	—
Foresight Solutions	—	2,790	—
Integral Vision	—	122	—
Vertical VC	—	250	—
MYOEM.COM	—	100	—

	$1,115	$9,320	$3,103

A significant portion of these adjustments were recorded during the fourth quarter of each of these fiscal years, and in total served to increase the net loss per share by $0.36, $3.01, and $1.00 in 2004, 2003, and 2002, respectively.

The combined results of operations and financial position of the Company’s unconsolidated affiliates are summarized below:

	Real Estate			Technology Related			Energy Related and Other
	March 31,			March 31,			March 31,
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(in thousands)
Condensed income statement information:
Net sales	$4,779	$79,882	$18,317	$322	$2,191	$3,357	$3,866	$2,292	$7,200
Gross margin	3,744	16,227	14,308	(123)	1,004	(1,520)	3,778	2,204	2,907
Net income (loss)	1,825	5,574	(625)	(2,181)	(2,600)	(7,310)	294	—	435

Condensed balance sheet information:
Current assets	$9,179	$9,951		$539	$215		$1,055	$713
Non-current assets	25,661	30,409		337	1,053		682	513

	$34,840	$40,360		$876	$1,268		$1,737	$1,226

Current liabilities	$22,201	$36,738		$2,970	$2,609		$366	$156
Non-current liabilities	6,093	4,309		1,645	5,700		162	162
Minority interest	—	245		—	—		—	—
Stockholders’ equity	6,546	(932)		(3,739)	(7,041)		1,209	908

	$34,840	$40,360		$876	$1,268		$1,737	$1,226

NOTE 10 — CONTINGENCIES AND COMMITMENTS

Maxco and certain operating subsidiaries occupy facilities and use equipment under operating lease agreements requiring annual rental payments approximating $462,000 in 2005, $177,000 in 2006, $87,000 in 2007, and $73,000 in 2008 for a total commitment aggregating $799,000. Rent expense charged to operations, including short-term leases, aggregated $532,000 in 2004, $643,000 in 2003, and $687,000 in 2002.

The Company is involved in various lawsuits and other claims arising in the ordinary course of business. While the results of these matters cannot be predicted with certainty, management, upon advice from counsel, believes that losses, if any, arising from these proceedings will not have a material adverse effect on its financial statements.

NOTE 11 — INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

	2004	2003	2002
	(in thousands)
Net Sales:
Heat treating	$40,754	$36,740	$34,364
Corporate and other	44	87	332

Total Net Sales	$40,798	$36,827	$34,696

Operating Earnings (Loss)
Heat treating	$2,137	$2,147	$2,482
Corporate and other	(1,968)	(2,681)	(2,491)

Total Operating Earnings (Loss)	$169	$(534)	$(9)

Identifiable Assets:
Heat treating	$29,472	$29,589	$31,444
Corporate and other	2,671	4,147	17,316
Investments and advances	3,338	4,165	9,026
Discontinued operations	—	474	29,252

Total Identifiable Assets	$35,481	$38,375	$87,038

Depreciation and Amortization Expense:
Heat treating	$2,865	$2,901	$2,930
Corporate and other	34	48	282

Total Depreciation and Amortization Expense	$2,899	$2,949	$3,212

Capital Expenditures:
Heat treating	$698	$531	$572
Corporate and other	—	—	—

Total Capital Expenditures	$698	$531	$572

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

The nature of the Company’s services may produce sales to one or a small number of customers in excess of 10% of total sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s results of operations. For the year ended March 31, 2004 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 38.3% and 14.3% of consolidated sales, respectively. Amounts due from these customers represented 43.0% of the respective outstanding trade receivable balance at March 31, 2004. For the year ended March 31, 2003 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 27.2% and 17.3% of consolidated sales, respectively. Amounts due from these customers represented 41.8% of the respective outstanding trade receivable balance at March 31, 2003. For the year ended March 31, 2002 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 20.1% and 15.7% of consolidated sales, respectively.

NOTE 12 — LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended March 31,
	2004	2003	2002
	(in thousands except per share data)
Numerator:
Loss from continuing operations	$(1,531)	$(11,088)	$(1,827)
Loss from discontinued operations	—	(1,737)	(2,674)

Net loss	(1,531)	(12,825)	(4,501)
Preferred stock dividends	(408)	(408)	(408)

Numerator for basic and diluted earnings per share — loss available to common stockholders	$(1,939)	$(13,233)	$(4,909)
Denominator:
Denominator for basic and diluted earnings per share— weighted average shares	3,101	3,101	3,101
Basic and Diluted Loss Per Share
Continuing operations	$(0.63)	$(3.71)	$(0.72)
Discontinued operations	—	(0.56)	(0.86)

	$(0.63)	$(4.27)	$(1.58)

NOTE 13 — DISCONTINUED OPERATIONS

Effective September 27, 2002, Maxco agreed to sell the business and substantially all the assets (consisting principally of accounts receivable, inventory and fixed assets) of Maxco’s wholly owned subsidiary, Pak Sak Industries, Inc. to Packaging Personified, Inc. and related parties. The assets were purchased for cash and an assumption of certain liabilities. The Company adjusted the carrying value of Pak Sak to the sale price resulting in a pre-tax charge of $540,000 to discontinued operations in the second quarter of fiscal 2003. The sale closed on November 27, 2002.

On November 14, 2002, Maxco completed an agreement to sell its wholly owned subsidiary Ersco Corporation to Contractor Supply Incorporated for cash and the retirement of certain other debt of Maxco in excess of the sale price resulting in a note payable to the purchaser of approximately $4.1 million. The Company adjusted the carrying value of Ersco to the estimated sale price resulting in a pre-tax charge of $2.0 million to discontinued operations in the second quarter of fiscal 2003. Goodwill at Ersco totaled $579,000 as of the date of sale.

Sales and operating earnings for Ersco and Pak Sak for the years ended March 31, 2003 and 2002 were as follows:

	Year Ended March 31,
	2003(A)	2002
	(in thousands)
Net sales:
Ersco	$61,421	$88,823
Pak Sak	8,051	13,033

	$69,472	$101,856

Pre-tax loss:
Ersco	$(2,056)	$(3,752)
Pak Sak	(576)	(307)

	$(2,632)	$(4,059)

(A) Results for the year ended March 31, 2003 are through the respective dates of sale and include adjustments to the sales price.

Effective April 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations for these units have been reported separately as discontinued operations in the consolidated statements of operations for the current and prior periods.

NOTE 14 — SUBSEQUENT EVENTS

Subsequent to March 31, 2004, the Company reached an agreement with a new financial institution to repay lenders with which the Company was in default. The principal amount repaid was approximately $2.3 million. The new debt facility of $2.7 million requires interest only payments for one year and matures in May 2005. The remaining proceeds of approximately $400,000 was used for working capital requirements. Also subsequent to March 31, 2004, the Company received payment of $950,000 on a note related to the October 1996 sale of Wright Plastic Products. In addition, Atmosphere Annealing retired subordinated debt of $1.6 million to a related party. This was accomplished through additional borrowing under its secured credit facilities.

MAXCO, INC.
ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit No.	Description
10.36	Incentive agreement between Sanjeev Deshpande and Maxco, Inc. dated April 20, 2004

10.37	Business Loan Agreement between Capitol National Bank and Maxco, Inc. dated May 28, 2004

21	Subsidiaries of the Registrant

23.1	Consent of Registered Public Accounting Firm — Rehmann Robson (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 — File No. 333-67539)

23.2	Consent of Registered Public Accounting Firm — Ernst & Young LLP (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 — File No. 333-67539)

23.3	Consent of Registered Public Accounting Firm — Moore Stephens Doeren Mayhew (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 — File No. 333-67539)

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.