Form 10-K/A
period 2004-03-31
MAXCO INC
filed 2004-07-29
CIK 78966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

At June 30, 2004, there were 3,101,195 outstanding shares of Registrant’s common stock.

Documents Incorporated By Reference

None.

MAXCO, INC.
ANNUAL REPORT ON FORM 10-K

ITEM	PAGE
10 Directors and Executive Officers of the Registrant	3
11 Executive Compensation	4
12 Security Ownership of Certain Beneficial Owners and Management	7
13 Certain Relationships and Related Transactions	8
14 Principal Accountant Fees and Services	9
Signatures	12
Certification of Chief Executive Officer pursuant to Section 302
Certification of Chief Financial Officer pursuant to Section 302
Certification of Chief Executive Officer pursuant to Section 906
Certification of Chief Financial Officer pursuant to Section 906

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is given regarding the directors and executive officers of the Company.

	Present Position with the Company and		Served as Director
Name	Principal Occupation	Age	of Maxco Since
Max A. Coon	Director, President and Chairman of the Board of MAXCO, INC.	69	1969

Eric L. Cross	Director, Executive Vice President and Secretary of MAXCO, INC.	61	1972

Sanjeev Deshpande	Director of MAXCO, INC., President of Atmosphere Annealing, Inc., a Lansing, Michigan based provider of heat treating services which was acquired by Maxco, Inc. in January 1997.	46	2003

Charles J. Drake	Director of MAXCO, INC., Chairman and Chief Executive Officer of Integral Vision, Inc., a Farmington Hills, Michigan based manufacturer of micro-processor based inspection systems of which Maxco owns 25%.	64	1982

Joel I. Ferguson	Director of MAXCO, INC., President of F&S Development Company, a Lansing, Michigan based company which develops, contracts and/or owns and manages real estate properties.	65	1985

Richard G. Johns	Director of MAXCO, INC.	60	1990

David R. Layton	Director of MAXCO, INC. and President of Layton & Richardson, P.C., a Lansing, Michigan based accounting firm.	64	2001

Samuel O. Mallory	Director of MAXCO, INC.; Investor	71	2002

Vincent Shunsky	Director, Vice President of Finance and Treasurer of MAXCO, INC.	55	1983

     All of the foregoing Directors and nominees have been engaged in the principal occupation specified for the previous five (5) years except as follows:

     Sanjeev Deshpande was appointed as President of Atmosphere Annealing, Inc. in January 2000. Prior to that time, Mr. Deshpande served as Vice President of Atmosphere Annealing, Inc.

     Richard G. Johns retired from his position as Vice President of Maxco, Inc. effective December 31, 2003.

     The address and telephone number for each person named in the table is in care of Maxco, Inc., 1118 Centennial Way, Lansing, MI 48917, telephone number (517)321-3130.

     During the past five years, none of the above named persons has been convicted in a criminal proceeding or has been a party to any judicial or administrative proceeding that resulted in a judgment, decree or final order enjoining him form future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal of state securities laws. All of the above named persons are citizens of the United States.

     Messrs. Coon, Shunsky, and Drake are also Directors of Integral Vision, Inc.(formerly, Medar, Inc.), a 15% owned investment of Maxco, Inc. whose stock is traded on the Nasdaq Stock Market.

     Mr. Coon and Mr. Cross are brothers-in-law. There are no other family relationships between any Directors or Executive Officers.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Executive Officers or beneficial owners of over 10% of any class of the Company’s equity securities to file certain reports regarding their ownership of the Company’s securities or any changes in such ownership All such reports were filed on a timely basis during the fiscal year ended March 31, 2004.

     Code of Ethics

     The Company has adopted a code of ethics that applies to its directors, officers, and employees. A paper copy of our code of ethics may be obtained free of charge by writing to the Company care of its Compliance Officer at our principal executive office located at 1118 Centennial Way, Lansing, MI 48917.

     Audit Committee and Audit Committee Financial Expert

     The members of the Audit Committee for the year ended March 31, 2004 were Joel I. Ferguson, David R. Layton and Samuel O. Mallory, each of whom are independent directors as defined by the rules of the Nasdaq Stock Market. In addition, our board of directors has determined that David R. Layton is an “audit committee financial expert” as defined by the Securities and Exchange Commission.

ITEM 11 - EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Committee Report on Executive Compensation

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors (the “Committee”) consisted of Max A. Coon and David R. Layton for the year ended March 31, 2004. Although the presence of Mr. Coon on the Committee, as Chief Executive Officer of the Company, could be considered to present a conflict of interest, Mr. Coon’s input is considered very important and he has agreed to abstain from voting on any matter related to his own compensation.

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

     The objectives of the Company’s executive compensation program are to:

<	Support the achievement of desired Company performance.

<	Provide compensation that will attract and retain superior talent and reward performance.

<	Align the executive officers’ interests with the success of the Company by placing a portion of pay at risk, with payout dependent upon corporate performance.

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

Annual Incentive Compensation

     The Company’s annual incentive program for executive officers and key managers provides direct financial incentives in the form of an annual cash bonus to executives to achieve the Company’s annual goals. Goals for Company performance are set at the beginning of each fiscal year. In the year ended March 31, 2004, the following measures of Company performance were selected: net sales, consolidated net income, market penetration, and customer satisfaction.

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

     The stock option plan authorizes a committee of directors to award stock options to key employees, directors or agents of the Company. Stock options are granted at an option price equal to the fair market value of the Company’s Common Stock on the date of grant, have ten year terms and can have exercise restrictions established by the Option Committee. Awards are made at a level calculated to be competitive with companies of comparable size and complexity.

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

Benefits

     The Company provides medical benefits to the executive officers that are generally available to Company employees. The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of salary for the year ended March 31, 2004.

Chief Executive Officer

     Max A. Coon has served as the Company’s Chief Executive Officer since 1969. His base salary for the year ended March 31, 2004 was $200,000, of which approximately $167,000 was deferred. No bonus was paid to Mr. Coon for 2004.

     Significant factors in establishing Mr. Coon’s compensation were his strategic and overall management direction of the Company and his position and long service to the Company.

The Compensation Committee

Max A. Coon

David R. Layton

Summary Compensation Table

     The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and to the three other executive officers whose compensation exceeded $100,000:

		Annual Compensation			Long Term Compensation
					Other
Name and					Annual		All Other
Principal Position	Year	Salary		Bonus	Comp[1]	Options	Comp[2]
Max A. Coon	2004	200,000	[3]	0	200	0	1,000
Chief Executive	2003	200,000		0	300	0	3,600
Officer	2002	200,000		0	400	0	3,500
Eric L. Cross	2004	130,000		0	200	0	1,947
Executive	2003	150,000		0	300	0	3,300
Vice President	2002	150,000		0	400	0	3,300
Richard G. Johns	2004	109,375	[4]	0	200	0	2,063
Vice President	2003	125,000		0	300	0	2,750
	2002	125,000		0	400	0	2,210
Vincent Shunsky	2004	150,000		0	200	0	3,788
Vice President	2003	150,000		25,000	300	0	3,550
of Finance	2002	150,000		0	400	0	3,300

(1)	Represents annual director fees

(2)	Represents the Company’s match of employee deferrals of currently earned income into the 401(k) Employee Savings Plan and a profit sharing contribution made by the Company for all of its eligible employees to the 401(k) Employee Savings Plan at the rate of 1% of eligible compensation.

(3)	Max A. Coon deferred payment of his salary beginning May 1, 2003.

(4)	Richard G. Johns retired from the Company effective December 31, 2003. Amount includes severance of $15,625.

     Options

     The following table summarizes the value of the options held by the above named individuals at the year end. No options were granted to or exercised by the named individuals during the year ended March 31, 2004. All of the options held by the named individuals are presently exercisable.

	Year End Option Values
	Number of	Value of Unexercised
Name and	Unexercised Options	Options at Fiscal
Principal Position	at Fiscal Year End	Year End
Max A. Coon Chief Executive Officer	0	0
Eric L. Cross Executive Vice President	42,500	0
Richard G. Johns Vice President	0	0
Vincent Shunsky Vice President of Finance	42,500	0

Equity Compensation Plan Information

     The following table summarizes information as of March 31, 2004 regarding the Company’s common stock reserved for issuance under the Company’s Employee Stock Option Plan. The Company’s Employee Stock Option Plan is its only equity compensation plan and was approved by the shareholders in 1998.

Number of
Securities
Remaining Available
for Future Issuance
Under the Stock
	Number of		Option Plan
	Securities to be		(Excluding
	Issued Upon	Weighted-Average	Securities
	Exercise of	Exercise Price of	Reflected in Column
Plan Category	Outstanding Options	Outstanding Options	a)
Equity Compensation Plans Approved by Security Holders	132,500 [1]	$7.74	470,000

     1 Includes 102,500 issued under a prior stock option plan

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following Table sets forth certain information as of June 30, 2004, as to the equity securities of the Company owned beneficially by beneficial owners of 5% or more of the Company’s securities, by each Director and Nominee and by all Directors and Officers of the Company as a group.

		Amount and Nature of
		Beneficial Ownership
Name of		Sole Voting		Shared Voting		% of
Beneficial Owner	Title of Class	and Investment Power		and Investment Power		Class
Max A. Coon[1]	Common Stock	878,456		107,070	[2]	31.8%
	Series Three Preferred Stock	114		3,240	[3]	22.7%
	Series Four Preferred Stock [4]	7,000				15.1%
	Series Five Preferred Stock[4]	3,816				57.4%
Eric L. Cross	Common Stock	168,775	[5]	88,583	[6]	8.2%
Sanjeev Deshpande	Common Stock	40,000	[7]			1.3%
Charles J. Drake	Common Stock	0				*
Joel I. Ferguson	Common Stock	5,000				*
Richard G. Johns	Common Stock	92,660				3.0%
David R. Layton	Common Stock	0				*
Samuel O. Mallory	Common Stock	22,200				*
Vincent Shunsky	Common Stock	118,392	[8]	88,583	[9]	6.6%
	Series Three Preferred Stock	30				*
All Directors and Officers as a group, including the above, totaling in number 9	Common Stock	1,325,483	[10]	173,736	[11]	48.3%
	Series Three Preferred Stock	144		3,240		22.9%

		Amount and Nature of
		Beneficial Ownership
Name of		Sole Voting	Shared Voting	% of
Beneficial Owner	Title of Class	and Investment Power	and Investment Power	Class
	Series Four Preferred Stock[4]	7,000		15.1%
	Series Five Preferred Stock[4]	3,816		57.4%
Andrew S. Zynda[12]	Common Stock	327,740	15,000	11.1%
	Series Four Preferred Stock[4]	10,000		21.5%
ROI Capital Management, Inc.[13]	Common Stock	835,498		26.9%
Dimensional Fund Advisors, Inc.[14]	Common Stock	145,200		4.7%

     * Beneficial ownership does not exceed one percent (1%)

(1)	Mr. Coon’s address is 1118 Centennial Way, Lansing, Michigan.

(2)	Represents 18,487 shares owned by Mr. Coon’s immediate family, 55,250 shares held jointly with Mr. Cross and Mr. Shunsky, and a proportionate share of 100,000 shares held by a general partnership in which Mr. Coon is a 1/3 partner.

(3)	Represents shares owned by a charitable foundation of which Mr. Coon is one of the trustees.

(4)	Series Four and Series Five Preferred Stock are both nonvoting.

(5)	Includes options to purchase 42,500 shares.

(6)	Includes 55,250 shares held jointly with Mr. Coon and Mr. Shunsky and a proportionate share of 100,000 shares held by a general partnership in which Mr. Cross is a 1/3 partner.

(7)	Represents options to purchase 40,000 shares.

(8)	Includes options to purchase 42,500 shares.

(9)	Represents 55,250 shares held jointly with Mr. Coon and Mr. Cross and a proportionate share of 100,000 shares held by a general partnership in which Mr. Shunsky is a 1/3 partner.

(10)	Includes options to purchase 107,500 shares

(11)	Includes 5,089 shares owned by Maxco, Inc. 401(k) Employees Savings Plan of which Messrs. Coon, Shunsky, and Cross are Trustees.

(12)	Mr. Zynda’s address is Box 113, Corwin Road, Williamston, MI 48895

(13)	Information obtained from Schedule 13D dated April 8, 2003 and subsequent Form 4 filings, filed with the Securities and Exchange Commission and sent to the Company pursuant to Section 13(d) of the Securities Exchange Act of 1934. The address of ROI Capital Management, Inc. is 17 E. Sir Francis Drake Blvd., Suite 225, Larkspur, CA 94939.

(14)	Information obtained from Schedule 13G dated February 6, 2004, filed with the Securities and Exchange Commission and sent to the Company pursuant to Section 13(d) of the Securities Exchange Act of 1934. The address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 2003 the Company assumed a lease with CJC Leasing, a limited liability company in which Mr. Coon is a member, from Contractor Supply Incorporated, the purchaser of the Company’s formerly wholly owned subsidiary, Ersco Corporation. As a result, the parties agreed to reduce the amount the Company owes Contractor Supply Incorporated by $2.3 million.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The firm of Ernst & Young LLP served as auditors for the Company for the fiscal year ended March 31, 2003. Effective May 7, 2004, the Company dismissed Ernst & Young LLP and engaged the accounting firm of Rehmann Robson as its new independent public accountants. Rehmann Robson served as auditors for the Company for the fiscal year ended March 31, 2004. The decision to change Maxco’s accounting firm was approved by the audit committee of the board of directors on May 6, 2004 and reported on Form 8-K/A dated May 7, 2004.

     For the two years ended March 31, 2003 and 2004, Ernst & Young LLP billed the Company for its services as follows:

Audit Fees.	2004 $25,500 for aggregate fees billed for professional services rendered for the reviews of the financial statements included in the Company’s quarterly reports filed with the Securities and Exchange Commission during the year.

2003 $81,575 for aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the year ended March 31, 2003 and the reviews of the financial statements included in the Company ‘s quarterly reports filed with the Securities and Exchange Commission during the year.

Audit-Related Fees.	There were no such fees.

Tax Fees.	There were no such fees.

All Other Fees.	There were no such fees.

     There were no additional fees billed for services to the Company other than the above.

The Audit Committee of the Company’s Board of Directors is of the opinion that the provision of services described above was compatible with maintaining the independence of Rehmann Robson and Ernst & Young LLP. The Company did not have pre-approval policies and procedures in 2003. In 2004, the Audit Committee revised its charter to comply with the mandates of the Sarbanes-Oxley Act of 2002 and related rules and regulations of the Securities and Exchange Commission, including pre-approval policies and procedures. All services rendered to the Company by Rehmann Robson and Ernst & Young for the year ended March 31, 2004 are permissible under applicable laws and regulations, and were pre-approved by the Audit Committee.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(3) Listing of Exhibits

Exhibit Number
3	Restated Articles of Incorporation are hereby incorporated by reference from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.3	Resolution authorizing the redemption of Series Two Preferred Stock, establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from registrants Form 8-K dated January 17, 1997.

10.12	Asset Purchase Agreement - Axson North America Inc. is hereby incorporated by reference from registrants Form 10-Q dated February 14, 1997.

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.29	Obligor assignment agreement among Contractor Supply Incorporated, Maxco, Inc., and Ersco Corporation dated November 14, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.30	Stock purchase agreement between Ersco Corporation, Maxco, Inc., and Contractor Supply Incorporated dated November 14, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.31	Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated September 27, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.

10.32	First Amendment to Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated October 30, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.

10.33	Second Amendment to Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated November 25, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.

10.34	Credit Agreement between Atmosphere Annealing, Inc. and Huntington National Bank dated November 18, 2003 is hereby incorporated by reference from Form 10-Q dated November 19, 2003.

10.35	Subordination Agreement between Maxco, Inc., Atmosphere Annealing, Inc. and Comerica Bank and Huntington National Bank dated November 18, 2003 is hereby incorporated by reference from Form 10-Q dated November 19, 2003.

10.36	Incentive agreement between Sanjeev Deshpande and Maxco, Inc. dated April 20, 2004.

10.37	Business Loan Agreement between Capitol National Bank and Maxco, Inc. dated May 28, 2004.

21	Subsidiaries of the Registrant

23.1	Consent of Registered Public Accounting Firm—Rehmann Robson (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539).

Exhibit Number
23.2	Consent of Registered Public Accounting Firm—Ernst & Young LLP (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539).

23.3	Consent of Registered Public Accounting Firm—Moore Stephens Doeren Mayhew (Form S-8 filed June 2, 1992 - File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539).

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.

     (b) Reports on Form 8-K:

           None

     (c) Exhibits

-	Incentive agreement between Sanjeev Deshpande and Maxco, Inc. dated April 20, 2004 (included with Form 10-K filed July 13, 2004)

-	Business Loan Agreement between Capitol National Bank and Maxco, Inc. dated May 28, 2004 (included with Form 10-K filed July 13, 2004)

-	Subsidiaries of the Registrant (included with Form 10-K filed July 13, 2004)

-	Consent of Registered Public Accounting Firm—Rehmann Robson (included with Form 10-K filed July 13, 2004)

-	Consent of Registered Public Accounting Firm—Ernst & Young LLP (included with Form 10-K filed July 13, 2004)

-	Consent of Registered Public Accounting Firm—Moore Stephens Doeren Mayhew (included with Form 10-K filed July 13, 2004)

-	Certification of Chief Executive Officer

-	Certification of Chief Financial Officer

     (d) Financial Statement Schedules

           None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date July 29, 2004	MAXCO, INC.
By /s/ VINCENT SHUNSKY
Vincent Shunsky, Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)

MAXCO, INC.
ANNUAL REPORT ON FORM 10-K/A

EXHIBIT INDEX

Exhibit No.	Description
10.36	* Incentive agreement between Sanjeev Deshpande and Maxco, Inc. dated April 20, 2004

10.37	* Business Loan Agreement between Capitol National Bank and Maxco, Inc. dated May 28, 2004

21	* Subsidiaries of the Registrant

23.1	* Consent of Registered Public Accounting Firm—Rehmann Robson (Form S-8 filed June 2, 1992 – File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539)

23.2	* Consent of Registered Public Accounting Firm—Ernst & Young LLP (Form S-8 filed June 2, 1992 – File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539)

23.3	* Consent of Registered Public Accounting Firm—Moore Stephens Doeren Mayhew (Form S-8 filed June 2, 1992 – File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539)

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.

*	Included with Maxco, Inc. Form 10-K filed July 13, 2004