Form 10-Q
period 2004-06-30
MAXCO INC
filed 2004-08-16
CIK 78966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common Stock	3,101,195 shares

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	June 30,	March 31,
	2004	2004
	(Unaudited)
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$859	$78
Accounts and notes receivable, less allowance of $140,000 ($134,000 at March 31, 2004)	5,930	7,629
Inventories—Note 9	245	408
Prepaid expenses and other	313	429

Total Current Assets	7,347	8,544
Marketable Securities—Note 2	2	2
Property and Equipment
Land	446	446
Buildings	6,171	6,170
Machinery, equipment, and fixtures	29,188	29,068

	35,805	35,684
Allowances for depreciation	(15,997)	(15,265)

	19,808	20,419
Other Assets
Investments	1,138	1,138
Notes and contracts receivable and other, less allowance of $0 at June 30, 2004 ($350,000 at March 31, 2004)	1,038	1,338
Advances to affiliate	2,200	2,200
Accounts receivable, related parties—Note 11	416	416
Intangibles	1,424	1,424

	6,216	6,516

	$33,373	$35,481

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Maxco, Inc. and Subsidiaries

	June 30,	March 31,
	2004	2004
	(Unaudited)
	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable—Note 6	$3,931	$4,885
Accounts payable	4,041	4,221
Employee compensation	1,579	1,525
Taxes, interest, and other liabilities	3,434	3,585
Current maturities of long-term obligations	4,949	2,064

Total Current Liabilities	17,934	16,280
Long-Term Obligations, Less Current Maturities	7,551	11,480

Total Liabilities	25,485	27,760
Stockholders’ Equity
Preferred stock:
Series Three: 10% cumulative redeemable, $60 face value; 14,784 shares issues and outstanding	678	678
Series Four: 10% cumulative redeemable, $51.50 face value; 46,414 shares issues and outstanding	2,390	2,390
Series Five: 10% cumulative redeemable, $120 face value; 6,648 shares issues and outstanding	798	798
Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, issued — none	—	—

	3,866	3,866
Common stock, $1 par value; 10,000,000 shares authorized, 3,101,195 shares issued and outstanding	3,101	3,101
Accumulated comprehensive loss	(108)	(172)
Retained earnings	1,029	926

Total Stockholders’ Equity	7,888	7,721

	$33,373	$35,481

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Three Months Ended June 30,
	2004	2003
	(in thousands, except per share data)
Net Sales	$11,367	$9,573
Costs and Expenses:
Cost of sales and operating expenses	7,370	6,152
Selling, general and administrative	2,778	2,809
Depreciation and amortization	744	751

	10,892	9,712

Operating Earnings (Loss)	475	(139)
Other Income (Expense)
Investment, interest, and other income (loss), net	135	(246)
Gain on sale of assets	1	910
Interest expense	(407)	(403)

Net Income	204	122
Less preferred stock dividends	(102)	(102)

Net Income Applicable to Common Stock	$102	$20

Net Income Per Common Share—Basic and Diluted	$0.03	$0.01

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Three Months Ended June 30,
	2004	2003
	(in thousands)
Operating Activities
Net income	$204	$122
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains	(1)	(627)
Depreciation and amortization	744	751
Changes in operating assets and liabilities	948	1,714

Net Cash Provided By Operating Activities	1,895	1,960
Investing Activities
Collections on notes receivable	993	—
Purchases of property and equipment	(131)	(179)
Proceeds from sale of assets	—	939
Other	16	(6)

Net Cash Provided By Investing Activities	878	754
Financing Activities
Proceeds from new debt obligation	2,700	—
Net repayments on line of credit	(941)	(1,414)
Net repayments on other debt obligations	(3,751)	(1,221)

Net Cash Used In Financing Activities	(1,992)	(2,635)

Increase in Cash and Cash Equivalents	781	79
Cash and Cash Equivalents at Beginning of Period	78	391

Cash and Cash Equivalents at End of Period	$859	$470

Supplemental cash flows disclosure:
Interest paid	$227	$183

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
June 30, 2004
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in Maxco’s annual report on Form 10-K for the year ended March 31, 2004.

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

NOTE 3 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	June 30,
	2004	2003
	(in thousands, except per share data)
NUMERATOR:
Net income	204	122
Preferred stock dividends	(102)	(102)

Numerator for basic and diluted earnings per share— income available to common stockholders	$102	$20
DENOMINATOR:
Denominator for basic and diluted earnings per share—weighted average shares	3,101	3,101

BASIC AND DILUTED EARNINGS PER SHARE	$0.03	$0.01

NOTE 4 – COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended
	June 30,
	2004	2003
	(in thousands)
Net income	$204	$122
Unrealized gain on swap agreement	64	—

Comprehensive income	$268	$122

Accumulated comprehensive loss, net of related tax at June 30, 2004 and March 31, 2004 consists of an unrealized loss on an interest rate swap agreement.

NOTE 5 – INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

	June 30,	March 31,
	2004	2004
	(in thousands)
Identifiable Assets:
Heat treating	$27,782	$29,472
Corporate and other	2,253	2,671
Investments and advances	3,338	3,338

Total Identifiable Assets	$33,373	$35,481

	Three Months Ended
	June 30,
	2004	2003
	(in thousands)
Net Sales:
Heat treating	$11,367	$9,573
Corporate and other	—	—

Total Net Sales	$11,367	$9,573

Operating Earnings (Loss):
Heat treating	$963	$452
Corporate and other	(488)	(591)

Total Operating Earnings (Loss)	$475	$(139)

Depreciation and Amortization Expense:
Heat treating	$736	$743
Corporate and other	8	8

Total Depreciation and Amortization Expense	$744	$751

Capital Expenditures:
Heat treating	$131	$179
Corporate and other	—	—

Total Capital Expenditures	$131	$179

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

NOTE 6 – DEBT

At June 30, 2004 the Company’s heat treating segment, Atmosphere Annealing (Atmosphere), had a $6 million line of credit facility. This facility is secured by Atmosphere’s assets. The amount that can be borrowed under this facility is dependent on certain accounts receivable levels at Atmosphere. At June 30, 2004, based on these specific collateral levels, Atmosphere could borrow up to $3.5 million under its line of credit, approximately $1.6 million of which was borrowed. The agreement matures in November 2004 and, as such, outstanding borrowings are recorded as current in the accompanying balance sheets.

A summary of the Company’s debt obligations as of June 30, 2004 and March 31, 2004 is as follows:

	June 30,	March 31,
	2004	2004
	(in thousands)
Short term obligations:
Notes payable (various interest rates)	$2,319	$2,333
Revolving line of credit (LIBOR[1] + 2.25%)	1,612	2,552

	$3,931	$4,885

Long term obligations:
Term notes (various variable interest rates)	$9,763	$6,720
Mortgage note payable (prime[1] plus 1.75%)	—	218
Equipment purchase contracts and capitalized lease obligations (various interest rates)	2,353	4,581
Subordinated debt (fixed rate of 10.00%)	384	2,025

	12,500	13,544
Less current maturities	4,949	2,064

	$7,551	$11,480

1 At June 30, 2004 the London Interbank Offered Rate
(LIBOR) was 1.125% and the prime rate was 4.25%.

In May 2004, the Company reached an agreement with a new financial institution to repay lenders with which the Company was in default. The principal amount repaid was approximately $2.3 million. The new debt facility of $2.7 million requires interest only payments for one year and matures in May 2005. The remaining proceeds of approximately $400,000 were used for working capital requirements.

Maxco has provided the guarantee of various debt obligations of certain real estate and other investments in an aggregate amount of approximately $3.0 million as of June 30, 2004. Certain of the debt agreements related to its real estate investments, which Maxco and other guarantors have guaranteed, are in default at June 30, 2004. An extension has been issued by one of the banks and the applicable entities are currently working to liquidate the properties to satisfy the requirements of the lenders. The Company does not believe that there is any unusual degree of risk related to the guarantees because of sufficient underlying asset values supporting the respective debt obligations.

Maxco and other interested parties, as guarantors, have reached agreements with two lenders. As a result, Maxco’s guarantee exposure under these agreements is limited to $257,000. The current estimate of the actual exposure under these agreements is $232,000 which the Company has recorded in the accompanying financial statements. Additionally, the Company has recorded an additional $85,000 related to the anticipated exposure under another real estate guarantee.

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

NOTE 7 – FEDERAL INCOME TAXES

The Company assumed the utilization of net operating loss carryforwards to offset taxable income in the first quarter of fiscal 2004.

NOTE 8 – PREFERRED STOCK DIVIDENDS

Effective January 1, 2002, the Maxco Board of Directors suspended the payment of dividends on all preferred stock. These dividend payments have been accrued in the accompanying financial statements and totaled approximately $1.1 million at June 30, 2004.

NOTE 9 – INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

	June 30,	March 31,
	2004	2004
	(in thousands)
Raw materials	$97	$174
Work in progress	78	190
Finished goods	70	44

	$245	$408

NOTE 10 – ADVANCES TO AFFILIATE (SALE OF REAL ESTATE PORTFOLIO)

Maxco has ownership interests ranging from 25-50% in primarily two LLC’s which have been involved in the development and ownership of real estate in central Michigan. Effective January 1, 2000, a Master LLC (L/M Associates II) was formed consisting of the majority of the stabilized buildings in which Maxco and others had an ownership interest. At June 30, 2004 Maxco’s effective ownership interest in the Master LLC was approximately 31%. The other LLC (L/M Associates) includes properties that are not fully leased or individual properties not included in the Master LLC.

In early 2002, Maxco, as managing member of L/M Associates, which is the managing member of L/M Associates II, began negotiations to sell substantially all of the properties in the real estate portfolio of L/M Associates II. In June 2002, L/M Associates II entered into an agreement to sell the properties within the Master LLC to an outside investor. The transaction was approved by more than 75% of the member interests in July 2002. This transaction was completed in January 2003. As part of this transaction, L/M Associates agreed to reinvest a portion of its distributable share of the proceeds to acquire approximately a 16% interest in the acquiring entity. By agreement, this investment may be repurchased by a member of the acquiring entity. However, pursuant to the agreement, in July 2004, L/M Associates exercised its option to require the same member to repurchase the investment. The member has 60 days to respond.

Any real risks or guarantees that Maxco would be required to satisfy is estimated at $233,000 and has been recorded in the accompanying financial statements and Maxco’s investment has been adjusted to the net realizable value of the remaining assets. Impairment charges totaling $749,000 and $4.7 million were recognized during the years ended March 31, 2004 and 2003, respectively, to further reduce the carrying value of the Company’s investment in real estate to the estimated net realizable value.

This real estate investment is discontinued and Maxco is actively pursuing its liquidation.

NOTE 11 – ACCOUNTS RECEIVABLE AND PAYABLE—RELATED PARTIES

Accounts receivable, related parties consists primarily of unsecured cash advances to officers, stockholders, and affiliates. Certain of the amounts are non-interest bearing. The ultimate settlement of the balances is generally expected to be made in cash, although not necessarily within the next year.

Included in accounts payable is $128,000 at both June 30, 2004 and March 31, 2004, which is due to entities in which Company President Max A. Coon has an interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash provided by operating activities amounted to $1.9 million for the three months. Earnings, after non-cash adjustments, generated $947,000 while changes in working capital components generated $948,000.

Cash was generated by investing activities during the period from the receipt of payments on certain notes receivable, primarily $950,000 from the purchaser of the Company’s formerly wholly owned subsidiary, Wright Plastic Products. These proceeds were used primarily for working capital requirements. The Company’s heat treating segment purchased approximately $131,000 of equipment during the quarter.

In May 2004, the Company reached an agreement with a new financial institution to repay lenders with which the Company was in default. The new debt facility of $2.7 million requires interest only payments for one year and matures in May 2005. Atmosphere Annealing repaid $941,000 on its line of credit during the quarter. Net repayments on other debt obligations amounted to $3.8 million for the three month period.

Overall, the Company’s working capital deficit (defined as current assets less current liabilities) increased from $7.7 million at March 31, 2004 to $10.6 million at June 30, 2004. This is primarily due to the fact that $2.7 million of debt became due within one year during the current quarter. While this debt is due in May 2005, the Company anticipates it will be able to extend the maturity date.

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

At June 30, 2004, the 2,240,605 shares of Integral Vision (formerly Medar) common stock that Maxco owns had an aggregate market value of approximately $3.9 million. Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented as the Company maintains representation on Integral Vision’s Board of Directors.

At June 30, 2004, the 2,837,089 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $57,000. Maxco’s investment in Provant is reflected in Maxco’s financial statements under the cost method as an available-for-sale security as the Company owns less than 20% of Provant’s outstanding stock.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to 2003

Net sales increased to $11.4 million compared to $9.6 million in last year’s first quarter. First quarter results reflect operating earnings of $475,000 compared to a loss of $139,000 for the comparable period in 2003. Net income was $204,000 or $.03 per share after preferred dividends assuming dilution compared to last year’s net income of $122,000 or $.01 per share after preferred dividends assuming dilution.

Sales and operating earnings for the three months ending June 30, 2004 and 2003 by the Company’s heat treating and corporate and other segments were as follows:

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003
		Operating		Operating
	Net Sales	Earnings (Loss)	Net Sales	Earnings (Loss)
	(in thousands)
Heat treating	$11,367	$963	$9,573	$452
Corporate and other	—	(488)	—	(591)

	$11,367	$475	$9,573	$(139)

The increase in net sales of $1.8 million at the Company’s heat treating segment, Atmosphere Annealing (Atmosphere), was due to increased business with Honda of America Manufacturing, Inc. An expanded customer base also contributed to the increase in sales.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased to $4.0 million from $3.4 million. Gross margin (gross profit as a percentage of sales) decreased to 35% from 36%. The increase in sales at Atmosphere was the primary reason that gross profit increased over the prior year. However, gross margin decreased primarily as a result of the increased sales to Honda. By agreement, the Company is required to purchase and bill Honda for the steel used in the heat treating process resulting in lower margins. Atmosphere experienced increases in the costs of labor of $147,000 and maintenance of $94,000. Other general factory expenses at Atmosphere decreased $28,000.

Selling, general, and administrative and depreciation and amortization expenses were comparable to the prior year.

As a result of the above, operating earnings increased to $475,000 from a loss of $139,000 in the prior year.

Investment, interest, and other income (loss), net increased from a loss of $246,000 to income of $135,000. Atmosphere received a discount of $94,000 as a result of paying off a note in the quarter. In the prior year quarter, the Company recorded a charge of $283,000 as an other than temporary impairment to the value of its investment in Provant.

Gain on sale of assets includes $910,000 for a gain on sale of land in the prior year quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. While approximately $4.8 million of Maxco’s debt carries a fixed rate of interest, the Company entered into an interest rate swap agreement based on a notional amount of $2.7 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate short and long term borrowings of $11.6 million at June 30, 2004. A 1% increase from the prevailing interest rates at June 30, 2004 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by approximately $116,000 based on principal balances at June 30, 2004.

The Company’s heat treating segment experiences fluctuations in the price of natural gas used in the heat treating process. To the extent feasible in light of competitive factors, the Company has offset these fluctuations through selective price adjustments.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer believe Maxco’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), are effective. This conclusion was reached after an evaluation of these controls and procedures as of June 30, 2004.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

The annual meeting of shareholders is delayed more than 30 days later than it is traditionally held. An announcement will be made when the date is determined.

Item 6(a)       Exhibits

3	Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.3	Resolution authorizing the redemption of Series Two Preferred Stock and establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 8-K dated January 17, 1997.

10.12	Asset Purchase Agreement – Axson North America Inc. is hereby incorporated by reference from registrants Form 10-Q dated February 14, 1997.

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.29	Obligor assignment agreement among Contractor Supply Incorporated, Maxco, Inc., and Ersco Corporation dated November 14, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.30	Stock purchase agreement between Ersco Corporation, Maxco, Inc., and Contractor Supply Incorporated dated November 14, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.31	Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated September 27, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.

10.32	First Amendment to Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated October 30, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.

10.33	Second Amendment to Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated November 25, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.

10.34	Credit Agreement between Atmosphere Annealing, Inc. and Huntington National Bank dated November 18, 2003 is hereby incorporated by reference from Form 10-Q dated November 19, 2003.

10.35	Subordination Agreement between Maxco, Inc., Atmosphere Annealing, Inc. and Comerica Bank and Huntington National Bank dated November 18, 2003 is hereby incorporated by reference from Form 10-Q dated November 19, 2003.

10.36	Incentive agreement between Sanjeev Deshpande and Maxco, Inc. dated April 20, 2004 is hereby incorporated by reference from Form 10-K dated July 13, 2004.

10.37	Business Loan Agreement between Capitol National Bank and Maxco, Inc. dated May 28, 2004 is hereby incorporated by reference from Form 10-K dated July 13, 2004.

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.

Item 6(b)       Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXCO, INC.

Date: August 16, 2004	/s/ VINCENT SHUNSKY
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