Form 10-Q
period 2004-09-30
MAXCO INC
filed 2004-11-15
CIK 78966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

Yes ☑     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☑

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004

Common Stock	3,101,195 shares

MAXCO, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	September 30,	March 31,
	2004	2004
	(Unaudited)
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$323	$78
Accounts and notes receivable, less allowance of $68,000 ($134,000 at March 31, 2004)	6,205	7,629
Inventory—Note 9	288	408
Prepaid expenses and other	442	429

Total Current Assets	7,258	8,544
Marketable Securities—Long Term—Note 2	2	2
Property & Equipment
Land	437	446
Buildings	6,008	6,170
Machinery, equipment, and fixtures	29,614	29,068

	36,059	35,684
Allowances for depreciation	(16,587)	(15,265)

	19,472	20,419
Other Assets
Investments	1,138	1,138
Notes and contracts receivable and other, less allowance of $0 ($350,000 at March 31, 2004)	1,034	1,338
Advances to affiliate	2,200	2,200
Accounts receivable—related parties	416	416
Intangibles	1,424	1,424

	6,212	6,516

	$32,944	$35,481

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Maxco, Inc. and Subsidiaries

	September 30,	March 31,
	2004	2004
	(Unaudited)
	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable—Note 6	$4,107	$4,885
Accounts payable	4,138	4,221
Employee compensation	1,433	1,525
Taxes, interest, and other liabilities	3,692	3,585
Current maturities of long-term obligations	5,044	2,064

Total Current Liabilities	18,414	16,280
Long-Term Obligations, Less Current Maturities—Note 6	6,681	11,480

Total Liabilities	25,095	27,760
Stockholders’ Equity
Preferred stock:
Series Three: 10% cumulative redeemable, $60 face value; 14,784 shares issues and outstanding	678	678
Series Four: 10% cumulative redeemable, $51.50 face value; 46,414 shares issues and outstanding	2,390	2,390
Series Five: 10% cumulative redeemable, $120 face value; 6,648 shares issues and outstanding	798	798
Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, issued — none	—	—

	3,866	3,866
Common stock, $1 par value; 10,000,000 shares authorized, 3,101,195 shares issued and outstanding	3,101	3,101
Accumulated comprehensive loss	(94)	(172)
Retained earnings	976	926

Total Stockholders’ Equity	7,849	7,721

	$32,944	$35,481

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Three Months Ended September 30,
	2004	2003
	(in thousands, except per share data)
Net Sales	$11,156	$9,189
Costs and Expenses:
Cost of sales and operating expenses	7,345	6,070
Selling, general and administrative	2,732	2,626
Depreciation and amortization	743	702

	10,820	9,398

Operating Income (Loss)	336	(209)
Other Income (Expense)
Investment, interest, and other income (loss), net	16	(18)
Gain on sale of assets	56	—
Interest expense	(358)	(470)

Income (Loss) Before Equity in Loss of Affiliates	50	(697)
Equity in loss of affiliates	—	(90)

Net Income (Loss)	50	(787)
Less preferred stock dividends	(102)	(102)

Net Loss Applicable to Common Stock	$(52)	$(889)

Net Loss Per Common Share—Basic and Diluted	$(0.02)	$(0.29)

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Six Months Ended September 30,
	2004	2003
	(in thousands, except per share data)
Net Sales	$22,523	$18,762
Costs and Expenses:
Cost of sales and operating expenses	14,715	12,222
Selling, general and administrative	5,510	5,435
Depreciation and amortization	1,487	1,453

	21,712	19,110

Operating Income (Loss)	811	(348)
Other Income (Expense)
Investment, interest, and other income (loss), net	151	(266)
Gain on sale of assets	57	912
Interest expense	(765)	(873)

Income (Loss) Before Equity in Loss of Affiliates	254	(575)
Equity in loss of affiliates, net of tax	—	(90)

Net Income (Loss)	254	(665)
Less preferred stock dividends	(204)	(204)

Net Income (Loss) Applicable to Common Stock	$50	$(869)

Net Income (Loss) Per Common Share—Basic and Diluted	$0.02	$(0.28)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Maxco, Inc. and Subsidiaries
(Unaudited)

	Number of
	Common			Accumulated
	Shares	Preferred	Common	Comprehensive	Retained
	Outstanding	Stock	Stock	Loss	Earnings	Totals
	(in thousands, except number of common shares outstanding)
Balances at April 1, 2004	3,101,195	$3,866	$3,101	$(172)	$926	$7,721
Net income for the year					254	254
Unrealized gain on swap agreement				78		78

Total Comprehensive income						332
Preferred stock dividends					(204)	(204)

Balances at September 30, 2004	3,101,195	$3,866	$3,101	$(94)	$976	$7,849

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Six Months Ended September 30,
	2004	2003
	(in thousands)
Operating Activities
Net income (loss)	$254	$(665)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net gains on sale of assets	(57)	(912)
Non-cash investment losses	—	340
Depreciation and other non-cash items	1,487	1,543
Changes in operating assets and liabilities	616	3,029

Net Cash Provided By Operating Activities	2,300	3,335
Investing Activities
Collections on notes receivable	1,003	—
Proceeds from sale of assets	57	939
Purchases of property and equipment	(537)	(254)
Other	8	(13)

Net Cash Provided By Investing Activities	531	672
Financing Activities
Net repayments on line of credit	(752)	(1,737)
Net repayments on other debt obligations	(1,834)	(2,053)

Net Cash Used In Financing Activities	(2,586)	(3,790)

Increase in Cash and Cash Equivalents	245	217
Cash and Cash Equivalents at Beginning of Period	78	391

Cash and Cash Equivalents at End of Period	$323	$608

Supplemental cash flow disclosure:
Interest paid	$724	$696

See notes to consolidated financial statements

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
September 30, 2004
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to Note 6 and to the consolidated financial statements and notes thereto included in Maxco’s annual report on Form 10-K for the year ended March 31, 2004.

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

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
NUMERATOR:
Net income (loss)	$50	$(787)	$254	$(665)
Preferred stock dividends	(102)	(102)	(204)	(204)

Numerator for basic and diluted earnings per share—income (loss) available to common stockholders	$(52)	$(889)	$50	$(869)
DENOMINATOR:
Denominator for basic and diluted earnings per share—weighted average shares	3,101	3,101	3,101	3,101

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.02)	$(0.29)	$0.02	$(0.28)

NOTE 4 — COMPREHENSIVE INCOME

The components of comprehensive income for the three and six months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Net income (loss)	$50	$(787)	$254	$(665)
Unrealized gain on swap agreement	14	39	78	39

Comprehensive income (loss)	$64	$(748)	$332	$(626)

Accumulated comprehensive loss, net of related tax was $94,000 at September 30, 2004 and $172,000 at March 31, 2004 and consists of an unrealized loss on an interest rate swap agreement.

NOTE 5 — INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

	September 30,	March 31,
	2004	2004
	(in thousands)
Identifiable Assets:
Heat treating	$27,856	$29,472
Corporate and other	1,750	2,671
Investments and advances	3,338	3,338

Total Identifiable Assets	$32,944	$35,481

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Net Sales:
Heat treating	$11,156	$9,145	$22,523	$18,718
Corporate and other	—	44	—	44

Total Net Sales	$11,156	$9,189	$22,523	$18,762

Operating Earnings (Loss):
Heat treating	$705	$188	$1,668	$640
Corporate and other	(369)	(397)	(857)	(988)

Total Operating Earnings (Loss)	$336	$(209)	$811	$(348)

Depreciation and Amortization Expense:
Heat treating	$735	$693	$1,471	$1,436
Corporate and other	8	9	16	17

Total Depreciation and Amortization Expense	$743	$702	$1,487	$1,453

Capital Expenditures:
Heat treating	$406	$75	$537	$254
Corporate and other	—	—	—	—

Total Capital Expenditures	$406	$75	$537	$254

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

NOTE 6 — DEBT

At September 30, 2004 the Company’s heat treating segment, Atmosphere Annealing (Atmosphere), had a $6 million line of credit facility. This facility is secured by Atmosphere’s assets. The amount that can be borrowed under this facility is dependent on certain accounts receivable levels at Atmosphere. At September 30, 2004, based on these specific collateral levels, Atmosphere could borrow up to $3.5 million under its line of credit, approximately $1.8 million of which was borrowed. The facility matures in August 2005 and, as such, outstanding borrowings are recorded as current in the accompanying balance sheets.

A summary of the Company’s debt obligations as of September 30, 2004 and March 31, 2004 is as follows:

	September 30,	March 31,
	2004	2004
	(in thousands)
Short term obligations:
Notes payable (various interest rates)	$2,306	$2,333
Revolving line of credit (LIBOR[1] + 2.25%)	1,801	2,552

	$4,107	$4,885

Long term obligations:
Term notes (various variable interest rates)	$6,683	$4,268
Mortgage note payable (LIBOR[1] + 2.5%)	2,359	2,670
Equipment purchase contracts and capitalized lease obligations (various interest rates)	2,311	4,581
Subordinated debt (fixed rate of 10.00%)	372	2,025

	11,725	13,544
Less current maturities	5,044	2,064

	$6,681	$11,480

[1] At September 30, 2004 the London Interbank Offered Rate (LIBOR) was 1.875%

In May 2004, the Company reached an agreement with a new financial institution to repay lenders with which the Company was in default. The principal amount repaid was approximately $2.3 million. The new debt facility of $2.7 million requires interest only payments for one year and matures in May 2005. The remaining proceeds of approximately $400,000 were used for working capital requirements.

Maxco has provided the guarantee of various debt obligations of certain real estate and other investments in an aggregate amount of approximately $2.7 million as of September 30, 2004. Certain of the debt agreements related to its real estate investments, which Maxco and other guarantors have guaranteed, are in default at September 30, 2004. An extension has been issued by one of the banks and the applicable entities are currently working to liquidate the properties to satisfy the requirements of the lenders. The Company does not believe that there is any unusual degree of risk related to the guarantees because of sufficient underlying asset values supporting the respective debt obligations.

Maxco and other interested parties, as guarantors, have reached agreements with two lenders. As a result, Maxco’s guarantee exposure under these agreements is limited to $225,000 which the Company has recorded in the accompanying financial statements. Additionally, the Company has recorded an additional $85,000 related to the anticipated exposure under another real estate guarantee.

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

NOTE 7 — FEDERAL INCOME TAXES

The Company assumed the utilization of net operating loss carryforwards to offset taxable income in the first six months of fiscal 2005.

NOTE 8 — PREFERRED STOCK DIVIDENDS

Effective January 1, 2002, the Maxco Board of Directors suspended the payment of dividends on all preferred stock. These dividend payments have been accrued in the accompanying financial statements and totaled approximately $1.2 million at September 30, 2004.

NOTE 9 — INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

	September 30,	March 31,
	2004	2004
	(in thousands)
Raw materials	$168	$174
Work in progress	99	190
Finished goods	21	44

	$288	$408

NOTE 10 — ADVANCES TO AFFILIATE (SALE OF REAL ESTATE PORTFOLIO)

Maxco has ownership interests ranging from 25-50% in primarily two LLC’s which have been involved in the development and ownership of real estate in central Michigan. Effective January 1, 2000, a Master LLC (L/M Associates II) was formed consisting of the majority of the stabilized buildings in which Maxco and others had an ownership interest. At September 30, 2004 Maxco’s effective ownership interest in the Master LLC was approximately 31%. The other LLC (L/M Associates) includes properties that are not fully leased or individual properties not included in the Master LLC.

In early 2002, Maxco, as managing member of L/M Associates, which is the managing member of L/M Associates II, began negotiations to sell substantially all of the properties in the real estate portfolio of L/M Associates II. In June 2002, L/M Associates II entered into an agreement to sell the properties within the Master LLC to an outside investor. The transaction was approved by more than 75% of the member interests in July 2002. This transaction was completed in January 2003. As part of this transaction, L/M Associates agreed to reinvest a portion of its distributable share of the proceeds to acquire approximately a 16% interest in the acquiring entity. By agreement, this investment may be repurchased by a member of the acquiring entity. However, pursuant to the agreement, in July 2004, L/M Associates exercised its option to require the same member to repurchase the investment and as such, the member and L/M Associates are currently negotiating revised payment and collateral terms to enhance collectibility of this asset.

Any real risks or guarantees that Maxco would be required to satisfy is estimated at $225,000 and has been recorded in the accompanying financial statements and Maxco’s investment has been adjusted to the net realizable value of the remaining assets. Impairment charges totaling $749,000 and $4.7 million were recognized during the years ended March 31, 2004 and 2003, respectively, to further reduce the carrying value of the Company’s investment in real estate to the estimated net realizable value.

This real estate investment is discontinued and Maxco is actively pursuing its liquidation.

NOTE 11 — ACCOUNTS RECEIVABLE AND PAYABLE—RELATED PARTIES

Accounts receivable, related parties consists primarily of unsecured cash advances to officers, stockholders, and affiliates. Certain of the amounts are non-interest bearing. The ultimate settlement of the balances is generally expected to be made in cash, although not necessarily within the next year.

Included in accounts payable is $128,000 at both September 30, 2004 and March 31, 2004, which is due to entities in which Company President Max A. Coon has an interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash provided by operating activities amounted to $2.3 million for the six months. Earnings, after non-cash adjustments, generated $1.7 million while changes in working capital components generated $616,000.

Cash was generated by investing activities during the six month period from the receipt of payments on certain notes receivable, primarily $950,000 from the purchaser of the Company’s formerly wholly owned subsidiary, Wright Plastic Products. These proceeds were used primarily for working capital requirements. The Company’s heat treating segment purchased approximately $537,000 of equipment during the six month period.

In May 2004, the Company reached an agreement with a new financial institution to repay lenders with which the Company was in default. The new debt facility of $2.7 million requires interest only payments for one year and matures in May 2005. Atmosphere Annealing repaid $752,000 on its line of credit during the period. Net repayments on other debt obligations amounted to $1.8 million for the six month period.

Overall, the Company’s working capital deficit (defined as current assets less current liabilities) increased from $7.7 million at March 31, 2004 to $11.1 million at September 30, 2004. This is primarily due to the fact that $2.7 million of debt became due within one year during the period. While this debt is due in May 2005, the Company anticipates it will be able to extend the maturity date.

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

At September 30, 2004, the 2,240,605 shares of Integral Vision (formerly Medar) common stock that Maxco owns had an aggregate market value of approximately $2.5 million. Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented as the Company maintains representation on Integral Vision’s Board of Directors.

At September 30, 2004, the 2,837,089 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $28,000. Maxco’s investment in Provant is reflected in Maxco’s financial statements under the cost method as an available-for-sale security as the Company owns less than 20% of Provant’s outstanding stock.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to 2003

Net sales increased to $11.2 million compared to $9.2 million in last year’s second quarter. Second quarter results reflect operating income of $336,000 compared to a loss of $209,000 for the comparable period in 2003. Net income was $50,000 or a loss of $.02 per share after preferred dividends assuming dilution compared to last year’s net loss of $787,000 or $0.29 per share after preferred dividends assuming dilution.

Sales and operating earnings for the three months ending September 30, 2004 and 2003 by the Company’s heat treating and corporate and other segments were as follows:

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003
		Operating		Operating
	Net Sales	Earnings (Loss)	Net Sales	Earnings (Loss)
	(in thousands)
Heat treating	$11,156	$705	$9,145	$188
Corporate and other	—	(369)	44	(397)

	$11,156	$336	$9,189	$(209)

The increase in net sales at the Company’s heat treating segment, Atmosphere Annealing (Atmosphere), was due in part to increased business with Honda of America Manufacturing, Inc. An expanded customer base also contributed to the increase in sales.

Consolidated gross profit (net sales less cost of sales and operating expenses) was approximately $3.8 million in the current quarter compared to $3.1 million in the prior year. Gross margin (gross profit as a percentage of net sales) was 34% for both periods. The increase in heat treating sales was the primary reason that gross profit increased from the prior year.

Selling, general, and administrative increased to $2.7 million from $2.6 million in the prior year period. Atmosphere experienced reductions in the cost of health and general insurances of approximately $93,000. Conversely, employee related costs ($76,000), state income taxes ($57,000), and professional services ($48,000) increased over the prior year. Additionally, bad debt expense at Atmosphere increased $74,500 over the prior year period to provide for receivables that are no longer expected to be collected. Maxco’s corporate segment saw employee costs lowered by $22,000 and legal costs lowered by $31,000.

As a result of the above, operating earnings increased to $336,000 from a loss of $209,000 in last year’s comparable period.

Investment, interest, and other income (loss), net increased from a loss of $18,000 to income of $16,000. In the prior year quarter, the Company recorded a charge of $57,000 as an other than temporary impairment to the value of its investment in Provant. Interest expense decreased from $470,000 to $358,000 primarily due to reduced borrowing levels.

In the prior year quarter, the Company recorded $90,000 in equity in losses of affiliates to adjust its investment in Integral Vision to an estimated realizable amount. No such adjustment was made in the current year.

Six Months Ended September 30, 2004 Compared to 2003

Net sales increased to $22.5 million compared to $18.8 million in last year’s comparable period. Results from this period reflect operating earnings of $811,000 compared to a loss of $348,000 for the comparable period in 2003. Net income was $254,000 or $.02 per share after preferred dividends assuming dilution compared to last year’s net loss of $665,000 or $0.28 per share after preferred dividends assuming dilution.

Sales and operating earnings for the six months ended September 30, 2004 and 2003 by the Company’s heat treating and corporate and other segments were as follows:

	Six Months Ended		Six Months Ended
	September 30, 2004		September 30, 2003
		Operating		Operating
	Net Sales	Earnings (Loss)	Net Sales	Earnings (Loss)
	(in thousands)
Heat treating	$22,523	$1,668	$18,718	$640
Corporate and other	—	(857)	44	(988)

	$22,523	$811	$18,762	$(348)

The increase in net sales at the Company’s heat treating segment, Atmosphere Annealing (Atmosphere), was due in part to increased business with Honda of America Manufacturing, Inc. An expanded customer base also contributed to the increase in sales.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased to $7.8 million from $6.5 million. Gross margin (gross profit as a percentage of net sales) was approximately 35% for both periods. The increase in heat treating sales was the primary reason that gross profit increased from the prior year.

Selling, general, and administrative increased to $5.5 million from $5.4 million in the prior year period. Atmosphere experienced reductions in the cost of health and general insurances of approximately $40,000. Conversely, employee related costs ($115,000), state income taxes ($52,000), and professional services ($81,000) increased over the prior year period. Additionally, bad debt expense at Atmosphere increased $97,000 over the prior year period to provide for receivables that are no longer expected to be collected. Maxco’s corporate segment saw lower employee costs ($69,000), health and general insurances ($32,000), and legal costs ($67,000).

As a result of the above, operating earnings increased to $811,000 from a loss of $348,000 in last year’s comparable period.

Investment, interest, and other income (loss), net increased from a loss of $266,000 to income of $151,000. Atmosphere received a discount of $94,000 as a result of paying off a note in the current period. In the prior year period, the Company recorded a charge of $340,000 as an other than temporary impairment to the value of its investment in Provant. Interest expense decreased from $873,000 to $765,000 primarily due to reduced borrowing levels.

Gain on sale of assets includes $57,000 for a gain on the sale of a building in the current year and $910,000 for a gain on sale of land in the prior year.

In the prior year, the Company recorded $90,000 in equity in losses of affiliates to adjust its investment in Integral Vision to an estimated realizable amount. No such adjustment was made in the current year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. While approximately $4.7 million of Maxco’s debt carries a fixed rate of interest, the Company entered into an interest rate swap agreement based on a notional amount of $2.7 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate short and long term borrowings of $11.1 million at September 30, 2004. A 1% increase from the prevailing interest rates at September 30, 2004 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by approximately $110,000 based on principal balances at September 30, 2004.

The Company’s heat treating segment experiences fluctuations in the price of natural gas used in the heat treating process. To the extent feasible in light of competitive factors, the Company has offset these fluctuations through selective price adjustments.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer believe Maxco’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), are effective. This conclusion was reached after an evaluation of these controls and procedures as of September 30, 2004.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

MAXCO, INC.
Date:	November 15, 2004	/s/ VINCENT SHUNSKY
Vincent Shunsky, Vice President-Finance
and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002