Form 10-K
period 2005-03-31
MAXCO INC
filed 2005-07-14
CIK 78966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______ to ______

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

The aggregate market value of the registrant’s common stock, $1.00 par value per share, held by non-affiliates of the registrant on September 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,421,666 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. At June 30, 2005, there were 3,446,995 outstanding shares of the Registrant’s common stock.

Documents Incorporated By Reference

Portions of the annual proxy statement for the year ended March 31, 2005 are incorporated by reference into Part III.

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

Since Atmosphere is a service business, inventory levels for this segment are traditionally small and consist mainly of steel inventory, various lubricants and other materials used in the heat treating, phosphate coating or bar shearing and sawing process. Inventories of this segment represent 100% of Maxco’s total inventories at March 31, 2005.

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

Sales for this unit are fairly consistent throughout the year with the exception of lower volume during model changeovers for its automotive customers in July, and during the winter holiday season. This operating segment accounted for 100% of consolidated net sales for the years ended March 31, 2005, 2004, and 2003.

INVESTMENT IN REAL ESTATE (DISCONTINUED AND HELD FOR SALE)

Maxco has ownership interests ranging from 31-50% in primarily two LLC’s which have been involved in the development and ownership of real estate in central Michigan. Effective January 1, 2000, a Master LLC (L/M Associates II) was formed consisting of the majority of the stabilized buildings in which Maxco and others had an ownership interest. At March 31, 2005 Maxco’s effective ownership interest in the Master LLC was approximately 31%. The other LLC (L/M Associates) includes properties that are not fully leased or individual properties not included in the Master LLC. These real estate investments are discontinued and Maxco is actively pursuing their liquidation.

In early 2002, Maxco, as managing member of L/M Associates, which is the managing member of L/M Associates II, began negotiations to sell substantially all of the properties in the real estate portfolio of L/M Associates II. In June 2002, L/M Associates II entered into an agreement to sell substantially all of the properties within the Master LLC to an outside investor. The transaction was approved by more than 75% of the member interests in July 2002. This transaction was completed in January 2003. As part of this transaction, L/M Associates agreed to reinvest a portion of its distributable share of the proceeds to acquire approximately a 16% interest in the acquiring entity. Pursuant to the agreement, in July 2004, L/M Associates exercised its option to require the managing member to repurchase its 16% interest. To date this requirement has not been satisfied and L/M Associates intends to aggressively pursue other collection remedies.

At March 31, 2005 Maxco had guarantees related to its real estate investments of $2.0 million. Any real risks on guarantees that Maxco has estimated would be required to be paid by Maxco have been recorded in the accompanying financial statements and Maxco’s investment has been adjusted to the net realizable value of the remaining assets. Impairment charges totaling $350,000 were recognized during the year ended March 31, 2005 to further reduce the carrying value of the Company’s investment in real estate to its estimated fair value less costs to sell.

Subsequent to March 31, 2005, Maxco purchased an entity which owns two buildings from L/M Associates and, beginning in June 2005, will be including in its consolidation the operations of the buildings and vacant land. The debt associated with this transaction is approximately $1.8 million which was previously identified as guaranteed debt. In addition, a purchase agreement is currently being negotiated for the sale to an outside party of an additional real estate parcel which will eliminate the remaining debt guarantee.

OTHER INVESTMENTS

In addition to its investments in real estate, the Company has other investments in 50% or less owned affiliates.

Maxco’s equity interest is 20% or greater in the following companies and consequently is accounted for using the equity method: approximately a 36% interest in Phoenix Financial Group, LTD and its subsidiary Cambridge Group Investments, LTD (dba Bondpage.com), a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments; and a 50% interest in Robinson Oil Company, LLC, which is in the business of acquiring and developing oil and gas interests. An impairment charge of $260,000 was recognized during the year ended March 31, 2005 to reduce the carrying value of the Company’s investment in Robinson Oil Company, LLC to its estimated fair value.

At March 31, 2005, Maxco owned 2,240,605 shares or 15% of Integral Vision, Inc. common stock. Maxco’s ownership of Integral Vision had been greater than 20% but decreased as Integral Vision common stock warrants were exercised in March 2004. However, Maxco continues to account for its investment in Integral Vision under the equity method because of its representation on Integral Vision’s Board of Directors. Integral Vision develops, manufactures, and markets microprocessor-based process monitoring and control systems related to optical inspection for use in industrial manufacturing environments.

Maxco accounts for its investment in Provant, Inc. common stock as securities available for sale as defined by SFAS 115. Consequently, the securities are carried at market value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. In 2004 and 2003 the Company recognized previously unrealized losses on its investment in Provant as other than temporary impairments in its statement of operations of $366,000 and $1.4 million, respectively. In 2003, Maxco received additional consideration as one of the former shareholders of Strategic Interactive (Maxco’s former 45% owned affiliate sold to Provant, Inc. in October 1998) in the form of cash and Provant stock. On March 11, 2004 Provant completed the sale of substantially all its remaining assets. It is in the process of final liquidation which is expected to be completed during fiscal 2006.

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

MAJOR CUSTOMERS

The nature of the Company’s services may produce sales to one or a small number of customers in excess of 10% of total sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s results of operations. For the year ended March 31, 2005 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 33.3% and 10.7% of consolidated sales, respectively. Amounts due from these customers represented 31% of the respective outstanding trade receivable balance at March 31, 2005. For the year ended March 31, 2004 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 38.3% and 14.3% of consolidated sales, respectively. Amounts due from these customers represented 43% of the respective outstanding trade receivable balance at March 31, 2004. For the year ended March 31, 2003 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 27.2% and 17.3% of consolidated sales, respectively.

ENVIRONMENTAL FACTORS

Compliance by Maxco and its operating subsidiaries with environmental protection laws had no material effect on capital expenditures, earnings, or competitive position.

EMPLOYEES

At March 31, 2005, Maxco and its wholly owned operating subsidiary employed approximately 260 full time employees.

EXPORT SALES AND FOREIGN OPERATIONS

The Company and its operating subsidiary had no foreign operations or material export sales during the years ended March 31, 2005, 2004, or 2003.

For additional information regarding industry segment information see Note 11 to “Notes to Consolidated Financial Statements”.

ITEM 2 — PROPERTIES

The following table provides information relative to the principal properties owned or leased by the Company and its operating subsidiaries as of March 31, 2005. The Company considers its facilities to be in good operating condition.

LOCATION	APPROXIMATE SIZE	OWNED/LEASED	USE

HEAT TREATING

Atmosphere Annealing, Inc.
Lansing, MI	145,000 sq ft	Leased(A)	Plant and administrative offices
Lansing, MI	58,000 sq ft	Leased(A)	Heat treating plant
Canton, OH	160,000 sq ft on 8 acres	Owned(B)	Heat treating plant
N. Vernon, IN	88,000 sq ft on 6 acres	Owned(B)	Heat treating plant

CORPORATE

Maxco, Inc.
Lansing, MI	7,200 sq ft on 1.9 acres	Owned(B)(C)	Executive offices

(A)	Subsequent to March 31, 2005, Atmosphere Annealing acquired the company that owns these buildings

(B)	Subject to a mortgage

(C)	Maxco is in the process of negotiating an agreement to sell this property to an outside party for $1.0 million. The proceeds will be used to reduce debt.

ITEM 3 — LEGAL PROCEEDINGS

Maxco has been named as a defendant in certain actions from lenders as a result of being a guarantor of a real estate investment. The Company’s current exposure in these actions is limited to $249,000 which has been recorded as a liability in the accompanying financial statements.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Maxco’s common stock trades on the Nasdaq SmallCap Market under the symbol MAXC. The approximate number of record holders of Maxco’s common stock at June 30, 2005 was 500.

The range of high and low sales prices for the last two fiscal years as reported by NASDAQ were:

QUARTER ENDED	HIGH	LOW

June 30, 2003	4.52	2.35
September 30, 2003	3.50	2.44
December 31, 2003	3.20	2.02
March 31, 2004	3.00	1.99

June 30, 2004	3.50	2.35
September 30, 2004	5.58	2.50
December 31, 2004	5.02	3.00
March 31, 2005	4.30	3.20

No cash dividends on common stock have been paid during any period.

ITEM 6 — SELECTED FINANCIAL DATA

	Year Ended March 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Net sales (3)	$45,364	$40,798	$36,827	$34,696	$39,560

Loss on investments (1)	(610)	(1,115)	(9,320)	(3,103)	(1,362)

Income (loss) before equity in net (loss) income of affiliates and discontinued operations (3)	134	(1,210)	(10,474)	(1,299)	(1,697)

Equity in net (loss) income of affiliates, net of tax	—	(321)	(614)	(528)	(2,098)

Loss from discontinued operations (3)	—	—	(1,737)	(2,674)	(1,010)

Net income (loss)	134	(1,531)	(12,825)	(4,501)	(4,805)

Net loss per share—diluted
Continuing operations	(0.09)	(0.63)	(3.71)	(0.72)	(1.35)
Discontinued operations (3)	—	—	(0.56)	(0.86)	(0.33)

Net loss per share (2)	$(0.09)	$(0.63)	$(4.27)	$(1.58)	$(1.68)

	At March 31,
	2005	2004	2003	2002	2001
	(in thousands)
Total assets	$33,166	$35,481	$38,375	$87,038	$97,450

Assets of discontinued operations (3)	—	—	474	29,252	38,428

Long-term obligations (net of current obligations)	7,070	11,480	1,113	11,380	10,606

Working capital (deficit)	(7,988)	(7,736)	(19,698)	(16,846)	(15,250)

NOTES

(1)	Includes the following charges for impairment of the Company’s investments:

	Year Ended March 31,
	2005	2004	2003	2002	2001

	(in thousands)
Robinson Oil	$260	$—	$—	$—	$—
Real estate	350	749	4,698	—	—
Provant	—	366	1,360	3,103	—
Foresight Solutions	—	—	2,790	—	—
Integral Vision	—	—	122	—	1,362
Vertical VC	—	—	250	—	—
MYOEM.COM	—	—	100	—	—

	$610	$1,115	$9,320	$3,103	$1,362

(2)	Net loss per share amounts assume dilution for all years presented.

(3)	In accordance with FASB Statement No. 144, the Company reclassified its results from operations for discontinued operations. See Note 13 to “Notes to Consolidated Financial Statements.”

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

Principles of Consolidation and Transactions With Affiliates

The consolidated financial statements include the accounts of Maxco, Inc. and its majority owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Investments in greater than 20% owned unconsolidated investments are accounted for under the equity method. Investments in less than 20% owned affiliates are accounted for under the cost method, with the exception of Integral Vision, Inc. which continues to be accounted for under the equity method as described on page four of this report. Transactions with equity affiliates are in the ordinary course of business and are generally conducted on an arm’s-length basis. Certain investments in equity affiliates and other activities may be between related parties and are generally conducted on an arm’s-length basis.

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

On August 17, 2001 the Company’s previously wholly owned subsidiary, Ersco Corporation, entered into a sale-leaseback agreement involving some of its concrete forming products with a limited liability company in which Mr. Coon is a member. Ersco sold approximately $3.0 million in assets to the LLC that are now being leased back to Ersco for a period of 60 months. In June 2003 the Company agreed to assume the lease and as a result, reduced the amount owed to Contractor Supply Incorporated (the purchaser of Ersco) by $2.3 million. The Company recorded the $2.3 million obligation to the leasing company as a long term obligation in the accompanying financial statements. In February 2005, Maxco agreed to issue 250,000 shares of common stock valued at $4 per share to Contractor Supply Incorporated to further reduce the Company’s obligation to Contractor Supply Incorporated. As a result, the outstanding principal balance due Contractor Supply Incorporated at March 31, 2005 was $1.2 million. Additionally, in February 2005, Maxco issued 95,800 shares of common stock valued at $4 per share to retire another obligation totaling approximately $383,000.

Maxco has provided the guarantee of various debt obligations of certain real estate and other investments in an aggregate amount of approximately $2.0 million as of March 31, 2005. Certain of the debt agreements related to its real estate investments, which Maxco and other guarantors have guaranteed, are in default at March 31, 2005. An extension has been issued by one of the banks and the applicable entities are currently working to liquidate the properties to satisfy the requirements of the lenders. The Company does not believe that there is any unusual degree of risk related to the guarantees because of sufficient underlying asset values supporting the respective debt obligations.

In addition to the $2.0 million mentioned above, the Company has recorded in the accompanying financial statements amounts that had been previously identified as guarantees. The amounts so recorded aggregated approximately $249,000 as of March 31, 2005.

Subsequent to March 31, 2005, Maxco purchased an entity which owns two buildings from L/M Associates and, beginning in June 2005, will be including in its consolidation the operations of the buildings and vacant land. The debt associated with this transaction is approximately $1.8 million which was previously identified as guaranteed debt. In addition, a purchase agreement is currently being negotiated for the sale to an outside party of an additional real estate parcel which will eliminate the remaining debt guarantee.

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

The Company reviews its investments to determine if the value shows a decline that has been deemed other than temporary. Maxco’s investment in real estate was reduced by $350,000, $749,000, and $4.7 million in 2005, 2004, and 2003, respectively, related to other than temporary impairments. Investments in Integral Vision, Foresight Solutions, Inc., MYOEM.COM, and Vertical VC were impaired in 2003 resulting in a charge of $3.3 million. Maxco’s investment in Provant was impaired by $366,000 in 2004, $1.4 million in 2003 and $3.1 million in fiscal 2002 as a result of the fair value of Provant’s common stock being less than the Company’s investment. Additionally, the Company recorded a charge of $1.4 million in 2001 to recognize a decline in the value of its investment in Integral Vision that had been deemed other than temporary.

Revenue Recognition

The Company recognizes service revenue and revenue from product sales upon transfer of title, which is upon shipment. An estimate of reserves is recorded, if material, for anticipated reworks and credit memos which will be issued on sales recognized to date. The SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Goodwill, Intangible and Other Long-Lived Assets

Property, plant, and equipment, and certain other definite-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the asset will be useful to the Company.

Effective April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which resulted in the discontinuance of amortization of goodwill and indefinite-lived intangible assets that were recorded in connection with previous business combinations, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Goodwill, intangible, and other long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. If management believes impairment may exist, an assessment is performed. This assessment consists of comparing the estimated undiscounted future cash flows with the carrying amount of the long-lived assets. If the undiscounted future cash flows are less than the carrying amounts of the long-lived assets, the Company adjusts the carrying amount of the long-lived assets to their estimated fair value. Fair value is determined by anticipated future cash flows discounted at a rate commensurate with the risk involved. All of the Company’s goodwill is related to the heat treating segment. Goodwill totaled approximately $1.4 million at March 31, 2005 and represented 4% of total assets.

During 2005, the Company performed the impairment tests of its goodwill, indefinite-long-lived intangible and other long-lived assets required by SFAS No. 142 and No. 144. The Company’s tests indicated that the fair value of its heat treating segment, which was determined by using discounted cash flows and market multiples, exceeded the carrying value. As a result, the Company did not record an impairment charge for this segment in the accompanying financial statements. The Company will continue to perform an impairment review on an annual basis (or more frequently if impairment indicators arise).

Derivative Financial Instruments

The Company applies hedge accounting pursuant to SFAS 133, as amended, with respect to interest rate swap agreements. Accordingly, changes in the fair value of the swap are reported as a component of other comprehensive income and are not included in operating results.

RESULTS OF OPERATIONS

The following is a discussion of the major elements relating to Maxco’s financial and operating results for 2005 compared with 2004, and 2004 compared with 2003. The comments that follow should be read in conjunction with Maxco’s Consolidated Financial Statements and related notes thereto, contained in Part II, Item 8 of this report.

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

2005 versus 2004

Net sales increased to $45.4 million in 2005 compared to $40.8 million in 2004. Operating earnings were $2.0 million in 2005 compared to $169,000 in 2004. Net income in 2005 was $134,000, a loss of $274,000 after preferred dividends, or a loss of $0.09 per share assuming dilution compared to last year’s net loss of $1.5 million, a loss of $1.9 million after preferred dividends, or a loss of $0.63 per share assuming dilution.

Sales and operating earnings for the years ending March 31, 2005 and 2004 by the Company’s heat treating and corporate and other segments were as follows:

	Year Ended		Year Ended
	March 31, 2005		March 31, 2004
		Operating		Operating
		Earnings		Earnings
	Net Sales	(Loss)	Net Sales	(Loss)
(in thousands)
Heat treating	$45,364	$4,202	$40,754	$2,137
Corporate and other	—	(2,199)	44	(1,968)

The increase in net sales at the heat treating segment (Atmosphere Annealing) was due to increased volume from existing customers as well as an expanded customer base. The decrease in revenue at corporate was due to a reduction in rental income from the prior year as a result of the sale of a building in the prior year.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased $2.3 million to $16.3 million (36.0% of net sales) from $14.0 million (34.4% of net sales). The increase in Atmosphere Annealing’s sales was the primary reason that gross profit increased in 2005.

Selling, general, and administrative (“SG&A”) expenses increased to $11.4 million in 2005 from $11.0 million in 2004. Atmosphere increased its provision for state and local income taxes by $273,000 and charged $186,000 to write off receivables that were deemed uncollectible. At the corporate level, the Company recorded a $650,000 expense in 2005 related to an incentive agreement. Corporate employee related costs and legal expenses were reduced by $376,000 and $173,000, respectively. The Company incurred fees to secure financing totaling $76,000 in 2005.

Depreciation and amortization expense was comparable to the prior year.

The Company recognized no gains or losses on the sale of investments in 2005. In 2004, the Company recognized gains of $910,000 on the sale of land, $180,000 on the sale of Integral Vision, Inc. common stock, and $250,000 to adjust a note receivable to its realizable value, collected subsequent to March 31, 2004.

Interest expense decreased 9.8% to $1.5 million from $1.7 million primarily due to reduced borrowing levels.

The Company recorded the following charges to recognize declines in the value of its investments that were deemed other than temporary:

	Year Ended March 31,
	2005	2004
	(in thousands)
Robinson Oil	$260	$—
Real estate	350	749
Provant	—	366

	$610	$1,115

Equity in net loss of affiliates consists of Maxco’s share of the operating results of 50% or less owned entities accounted for under the equity method. On a consolidated basis, equity in net loss of affiliates was $321,000, net of tax, in fiscal 2004.

Due to the uncertainty of future realization of deferred tax assets, the Company recorded a valuation allowance in prior fiscal years. During 2005, primarily as a result of the utilization of net operating loss (NOL) carryforwards of $2.7 million, the valuation allowance was reduced by $526,000 resulting in a variation from the federal income tax statutory rate of 34%.

2004 versus 2003

Net sales increased to $40.8 million in 2004 compared to $36.8 million in 2003. Operating earnings were $169,000 in 2004 compared to a loss of $534,000 in 2003. Net loss in 2004 was $1.5 million, a loss of $1.9 million after preferred dividends, or a loss of $0.63 per share assuming dilution compared to 2003’s net loss of $12.8 million, a loss of $13.2 million after preferred dividends, or a loss of $4.27 per share assuming dilution.

Sales and operating earnings for the years ending March 31, 2004 and 2003 by the Company’s heat treating and corporate and other segments were as follows:

	Year Ended		Year Ended
	March 31, 2004		March 31, 2003
		Operating		Operating
		Earnings		Earnings
	Net Sales	(Loss)	Net Sales	(Loss)
(in thousands)
Heat treating	$40,754	$2,137	$36,740	$2,147
Corporate and other	44	(1,968)	87	(2,681)

The increase in net sales at the heat treating segment was due to increased business with Honda of America Manufacturing, Inc. The decrease in revenue at corporate was due to a reduction in rental income of $43,000 from 2003 as a result of the sale of a building in the third quarter.

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

Selling, general, and administrative (“SG&A”) expenses decreased $300,000 or 2.7% to $11.0 million from $11.3 million. Employee insurance costs at Atmosphere increased approximately $650,000 in 2004. Corporate employee related costs of $202,000 and general insurance of $148,000 were reduced in 2004. The Company recorded a charge in 2003 of approximately $148,000 to write off certain assets related to the Company’s investments. Also in 2003 the Company incurred fees of approximately $138,000 charged by a primary lender and costs totaling $248,000 associated with efforts to secure alternative financing.

The Company recognized gains totaling $149,000 from the sale of two of the Company’s buildings in 2003.

Depreciation and amortization expense was comparable for both periods.

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

Equity in net loss of affiliates consists of Maxco’s share of the operating results of 50% or less owned entities accounted for under the equity method. On a consolidated basis, equity in net loss of affiliates was $321,000 for the year ended March 31, 2004, compared to a loss of $614,000, net of tax, for 2003.

Due to the uncertainty of future realization of deferred tax assets, a valuation allowance of $521,000 was recorded in 2004 resulting in a variation from the statutory rate of 34%.

LIQUIDITY AND SOURCES OF CAPITAL

Operating activities for 2005 generated $4.8 million in cash. Earnings, after non-cash adjustments, generated $3.7 million of that amount. Changes in net working capital generated approximately $1.1 million.

Overall, the Company’s working capital deficit (defined as current assets less current liabilities) increased from $7.7 million at March 31, 2004 to $8.0 million at March 31, 2005.

The aggregate principal maturities of long-term debt are approximately $5.0 million in 2006, $3.1 million in 2007, and $3.9 million thereafter.

The Company generated approximately $79,000 in cash from investing activities in 2005. Specifically, during the year, the Company received $1.0 million in cash from the receipt of payments on notes receivable. Atmosphere Annealing purchased approximately $1.0 million of equipment during 2005. Maxco received approximately $57,000 from the sale of land and a building.

Net cash used in financing activities during 2005 amounted to $3.2 million. Atmosphere Annealing borrowed an additional $2.7 million from its primary lender the proceeds of which were used to repay a significant portion of its obligation to Maxco and other subordinated debt.

In May, 2004, the Company reached an agreement with a new financial institution to repay lenders with which the Company was in default. The principal amount repaid was approximately $2.3 million. The new debt facility of $2.7 million requires interest only payments and matures in June 2006. The remaining proceeds of approximately $400,000 were used for working capital requirements.

Maxco’s heat treating segment occupies facilities and uses equipment under operating lease agreements requiring annual rental payments approximating $464,000 in 2006, $215,000 in 2007, $198,000 in 2008, $164,000 in 2009, and $138,000 in 2010 for a total commitment aggregating $1.2 million.

At March 31, 2005, the 2,240,605 shares of Integral Vision common stock that Maxco owns had an aggregate market value of approximately $3.7 million. Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented as the Company maintains representation on Integral Vision’s Board of Directors. In April 2005, Maxco converted $95,684 of notes receivable from Integral Vision into 127,578 restricted shares of Integral Vision common stock. Also in April 2005, Maxco received 42,000 restricted shares of Integral Vision common stock for payment of consulting services.

At March 31, 2005, the 2,837,089 shares of Provant common stock that Maxco owns had an aggregate fair value of approximately $119,000. Maxco’s investment in Provant is reflected in Maxco’s financial statements as an available-for-sale security.

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

SEASONAL AND QUARTERLY FLUCTUATIONS

The following table sets forth consolidated operating data for each of the eight quarters ended March 31, 2005. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management’s opinion, includes all adjustments, consisting of, with the exception of impairment charges, only normal recurring entries, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Fiscal 2004				Fiscal 2005
	6/30/03	9/30/03	12/31/03	3/31/04	6/30/04	9/30/04	12/31/04	3/31/05

	(in thousands, except per share data)
Net sales	$9,573	$9,189	$10,562	$11,474	$11,367	$11,156	$11,414	$11,427
Gross profit	3,421	3,119	3,376	4,108	3,997	3,811	3,977	4,540
Gain (loss) on sale of investments (1)	—	—	—	1,340	—	—	—	—
Loss on investments (2)	(283)	(57)	(26)	(749)	—	—	—	(610)

Equity in net income (loss) of affiliates, net of tax	—	(90)	50	(281)	—	—	—	—
Net income (loss)	122	(787)	(857)	(9)	204	50	212	(332)

Net income (loss) per common share—diluted:	$0.01	$(0.29)	$(0.31)	$(0.04)	$0.03	$(0.02)	$0.04	$(0.14)

(1)	Represents gains of $910,000 on the sale of land, $180,000 on the sale of Integral Vision stock, and adjustments to a note receivable to a realizable amount of $250,000.

(2)	Represents the following charges to recognize declines in the value of the Company’s investments that were deemed other than temporary:

	Quarter Ended
	Fiscal 2004				Fiscal 2005
	6/30/03	9/30/03	12/31/03	3/31/04	6/30/04	9/30/04	12/31/04	3/31/05

	(in thousands)
Robinson Oil	$—	$—	$—	$—	$—	$—	$—	$(260)
Real estate	—	—	—	(749)	—	—	—	(350)
Provant	(283)	(57)	(26)	—	—	—	—	—

	$(283)	$(57)	$(26)	$(749)	$—	$—	$—	$(610)

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

NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 46-R “Consolidation of Variable Interest Entities”. This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of variable interest entities, more commonly known as “Special Purpose Entities” or “SPE’s.” FIN 46-R requires existing unconsolidated variable interest entities’ interests to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46-R also enhances the disclosure requirements related to variable interest entities. The interpretation is effective with respect to interests in variable interest entities created after January 31, 2003. For interests in variable interest entities created before February 1, 2003, the interpretation applies to the first interim or annual reporting period beginning after December 15, 2003. The Company reviewed the requirements of FIN 46-R and concluded that the provisions of FIN 46-R were not applicable to the Company. Accordingly, it is not expected that the provisions of FIN 46-R would have a material impact on financial position, results of operations, or cash flows of the Company.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151 Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material impact on its results of operations or financial position.

In December, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R which will require the Company to measure the cost of employee services received in exchange for an award of common stock options as compensation expense in the statement of income using a fair value method. The Company will begin reporting these costs by the end of fiscal 2006. The effect of implementing this new accounting standard has not been determined at this time, but is not expected to impact reported earnings per share in amounts significantly different from the pro forma results historically reported.

In December 2004, the FASB issued SFAS 153 Exchanges of Nonmonetary Assets, and Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to the principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 153 will have a material impact on its results of operations or financial position.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. While approximately $3.6 million of Maxco’s debt carries a fixed rate of interest, the Company entered into an interest rate swap agreement based on a notional amount of $2.7 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate short and long term borrowings of $10.6 million at March 31, 2005. A 1% increase from the prevailing interest rates at March 31, 2005 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by approximately $106,000 based on principal balances at March 31, 2005.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Effective May 7, 2004, the Company engaged the registered accounting firm of Rehmann Robson as its new independent public accountants. Effective May 7, 2004, the Company dismissed Ernst & Young LLP.

The report of Ernst and Young LLP on the consolidated financial statements of Maxco for the fiscal year ended March 31, 2003 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports of Ernst & Young LLP on Maxco’s financial statements for the fiscal year ended March 31, 2003 contained a modification as to uncertainty concerning Maxco’s ability to continue as a going concern.

The decision to change Maxco’s accounting firm was approved by the Audit Committee of the Board of Directors on May 6, 2004.

In connection with the audit of Maxco’s financial statements for the fiscal year ended March 31, 2003 and in the subsequent interim periods from March 31, 2003 through and including May 7, 2004, there were no disagreements between Maxco and its auditors, Ernst & Young LLP on any matter of accounting principles or practices, consolidated financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in its reports.

Maxco had not consulted with Rehmann Robson during the fiscal year ended March 31, 2003 or during the subsequent interim period from March 31, 2003 through and including May 7, 2004, on either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Maxco’s consolidated financial statements.

ITEM 9A – CONTROLS AND PROCEDURES

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

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is hereby incorporated by reference from the Registrant’s definitive proxy statement expected to be filed within 120 days of March 31, 2005.

ITEM 11 — EXECUTIVE COMPENSATION

Item 11 is hereby incorporated by reference from the Registrant’s definitive proxy statement expected to be filed within 120 days of March 31, 2005.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 is hereby incorporated by reference from the Registrant’s definitive proxy statement expected to be filed within 120 days of March 31, 2005.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is hereby incorporated by reference from the Registrant’s definitive proxy statement expected to be filed within 120 days of March 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Item 14 is hereby incorporated by reference from the Registrant’s definitive proxy statement expected to be filed within 120 days of March 31, 2005.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)—The response to this portion of Item 15 is submitted as a separate section of this report.

(3) Listing of Exhibits

Exhibit Number

3	Restated Articles of Incorporation are hereby incorporated by reference from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.3	Resolution authorizing the redemption of Series Two Preferred Stock, establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from registrants Form 8-K dated January 17, 1997.

10.12	Asset Purchase Agreement — Axson North America Inc. is hereby incorporated by reference from registrants Form 10-Q dated February 14, 1997.

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.29	Obligor assignment agreement among Contractor Supply Incorporated, Maxco, Inc., and Ersco Corporation dated November 14, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.30	Stock purchase agreement between Ersco Corporation, Maxco, Inc., and Contractor Supply Incorporated dated November 14, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.31	Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated September 27, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.

10.32	First Amendment to Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated October 30, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.

10.33	Second Amendment to Asset Purchase Agreement between Pak Sak Industries, Inc., Maxco, Inc., P-S Business Acquisition, Inc., and P&D Real Estate, LLC and Packaging Personified, Inc. dated November 25, 2002 is hereby incorporated by reference from Form 10-Q dated February 14, 2003.

10.34	Credit Agreement between Atmosphere Annealing, Inc. and Huntington National Bank dated November 18, 2003 is hereby incorporated by reference from Form 10-Q dated November 19, 2003.

10.35	Subordination Agreement between Maxco, Inc., Atmosphere Annealing, Inc. and Comerica Bank and Huntington National Bank dated November 18, 2003 is hereby incorporated by reference from Form 10-Q dated November 19, 2003.

10.36	Incentive agreement between Sanjeev Deshpande and Maxco, Inc. dated April 20, 2004 is hereby incorporated by reference from Form 10-K dated July 13, 2004.

Exhibit Number

10.37	Business Loan Agreement between Capitol National Bank and Maxco, Inc. dated May 28, 2004 is hereby incorporated by reference from Form 10-K dated July 13, 2004.

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm—Rehmann Robson (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539).

23.2	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539).

23.3	Consent of Independent Registered Public Accounting Firm—Moore Stephens Doeren Mayhew (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539).

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.

(b) Exhibits

–	Subsidiaries of the Registrant

–	Consent of Independent Registered Public Accounting Firm—Rehmann Robson

–	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP

–	Consent of Independent Registered Public Accounting Firm—Moore Stephens Doeren Mayhew

–	Certification of Chief Executive Officer

–	Certification of Chief Financial Officer

(c) Financial Statement Schedules

     None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date July 14, 2005	MAXCO, INC.

	By	/S/ VINCENT SHUNSKY

Vincent Shunsky, Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ MAX A. COON	July 14, 2005	President (Principal Executive Officer) and Director

Max A. Coon	Date

/S/ JOEL I. FERGUSON	July 14, 2005	Director

Joel I. Ferguson	Date

/S/ DAVID R. LAYTON	July 14, 2005	Director

David R. Layton	Date

/S/ SANJEEV DESHPANDE	July 14, 2005	Director

Sanjeev Deshpande	Date

/S/ SAMUEL O. MALLORY	July 14, 2005	Director

Samuel O. Mallory	Date

ANNUAL REPORT ON FORM 10-K

ITEM 15(a)(1) AND (2), (c), AND (d)

CONSOLIDATED FINANCIAL STATEMENTS

CERTAIN EXHIBITS

YEAR ENDED MARCH 31, 2005

MAXCO, INC.

LANSING, MICHIGAN

FORM 10-K—ITEM 15(a)(1) AND (2)

MAXCO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of Maxco, Inc. and subsidiaries are included in Item 8:

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in Notes to Consolidated Financial Statements, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Financial statements of the Registrant’s significant unconsolidated affiliate (Integral Vision, Inc.) are hereby incorporated by reference from the Integral Vision, Inc. Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (SEC File Number 0-12728).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Maxco, Inc.
Lansing, Michigan

We have audited the accompanying consolidated balance sheets of Maxco, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxco, Inc. and subsidiaries as of March 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Rehmann Robson

Troy, Michigan
July 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors, Maxco, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Maxco, Inc. and subsidiaries for the year ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Integral Vision, Inc., (a corporation in which the Company had approximately a 24% interest) for the year ended December 31, 2002, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Integral Vision, Inc., it is based solely on their report.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Maxco, Inc. and subsidiaries’ operations and their cash flows for the year ended March 31, 2003, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Detroit, Michigan
June 11, 2003

CONSOLIDATED BALANCE SHEETS

MAXCO, INC. AND SUBSIDIARIES

	March 31,
	2005	2004

	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,781	$78
Accounts receivable, less allowance of $128,000 in 2005 and $134,000 in 2004	6,605	7,629
Inventories—Note 1	534	408
Prepaid expenses and other	223	429

Total Current Assets	9,143	8,544

Marketable Securities—Note 1	2	2
Property and Equipment
Land	437	446
Buildings	5,997	6,170
Machinery, equipment, and fixtures	30,052	29,068

	36,486	35,684
Allowances for depreciation	(18,018)	(15,265)

	18,468	20,419
Other Assets
Investments—Note 9	878	1,138
Notes and contracts receivable and other, less allowance of $350,000 in 2004	994	1,338
Real estate investments held for sale—Note 9	1,850	2,200
Accounts receivable, related parties—Note 2	407	416
Intangibles—Note 1	1,424	1,424

	5,553	6,516

	$33,166	$35,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable—Note 4	$2,091	$4,885
Accounts payable—Note 2	3,870	4,221
Employee compensation	1,711	1,525
Incentive compensation—Note 10	650	—
Taxes, interest, and other liabilities	3,850	3,585
Current maturities of long-term obligations	4,959	2,064

Total Current Liabilities	17,131	16,280

Long-Term Obligations, Less Current Maturities—Note 4	7,070	11,480

Total Liabilities	24,201	27,760

Stockholders’ Equity—Notes 5 and 6
Preferred stock:
Series Three: 10% cumulative callable, $60 face value; 14,784 shares issued and outstanding	678	678
Series Four: 10% cumulative callable, $51.50 face value; 46,414 shares issued and outstanding	2,390	2,390
Series Five: 10% cumulative callable, $120 face value; 6,648 shares issued and outstanding	798	798
Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, none issued	—	—

	3,866	3,866
Common stock, $1 par value; 10,000,000 shares authorized, 3,446,995 shares issued and outstanding (3,101,195 at March 31, 2004)	3,447	3,101
Accumulated other comprehensive loss	(38)	(172)
Retained earnings	1,690	926

Total Stockholders’ Equity	8,965	7,721

	$33,166	$35,481

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MAXCO, INC. AND SUBSIDIARIES

	Year Ended March 31,
	2005	2004	2003

	(in thousands, except per share data)
Net Sales	$45,364	$40,798	$36,827
Costs and Expenses:
Cost of sales and operating expenses	29,039	26,774	23,305
Selling, general, and administrative	11,396	10,956	11,256
Gain on sale of buildings	—	—	(149)
Depreciation and amortization	2,926	2,899	2,949

	43,361	40,629	37,361

Operating Earnings (Loss)	2,003	169	(534)

Other Income (Expense):
Investment, interest, and other income	266	150	714
Gain (loss) on sale of investments—Note 9	—	1,340	(265)
Loss on sale of assets	(8)	(72)	—
Interest expense	(1,517)	(1,682)	(1,944)
Loss on investments—Note 9	(610)	(1,115)	(9,320)

	(1,869)	(1,379)	(10,815)

Income (Loss) Before Federal Income Taxes, Equity in Net Loss of Affiliates, and Discontinued Operations	134	(1,210)	(11,349)
Federal income tax benefit—Note 8	—	—	(875)

Income (Loss) Before Equity in Net Loss of Affiliates and Discontinued Operations	134	(1,210)	(10,474)
Equity in net loss of affiliates, net of tax—Notes 3, 8, and 9	—	(321)	(614)

Income (Loss) from Continuing Operations	134	(1,531)	(11,088)
Loss from discontinued operations, net of tax—Note 13	—	—	(1,737)

Net Income (Loss)	134	(1,531)	(12,825)
Less preferred stock dividends	(408)	(408)	(408)

Net Loss Applicable to Common Stock	$(274)	$(1,939)	$(13,233)

Net Loss Per Share—Basic and Diluted—Note 12
Continuing operations	$(0.09)	$(0.63)	$(3.71)
Discontinued operations	—	—	(0.56)

	$(0.09)	$(0.63)	$(4.27)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MAXCO, INC. AND SUBSIDIARIES

	Number of
	Common			Accumulated Other
	Shares	Preferred	Common	Comprehensive	Retained
	Outstanding	Stock	Stock	Loss	Earnings	Totals

	(in thousands)
Balances at April 1, 2002	3,101	$3,866	$3,101	$(78)	$16,098	$22,987
Net loss for the year					(12,825)	(12,825)
Net unrealized loss on marketable securities, net of taxes of $29,000				(56)		(56)
Realized loss on marketable securities, net of taxes of $2,000				(6)		(6)
Unrealized loss on swap agreement				(158)		(158)

Total Comprehensive Loss						(13,045)
Preferred stock dividends					(408)	(408)

Balances at March 31, 2003	3,101	3,866	3,101	(298)	2,865	9,534
Net loss for the year					(1,531)	(1,531)
Net unrealized gain on marketable securities				56		56
Unrealized gain on swap agreement				70		70

Total Comprehensive Loss						(1,405)
Preferred stock dividends					(408)	(408)

Balances at March 31, 2004	3,101	3,866	3,101	(172)	926	7,721
Net income for the year					134	134
Unrealized gain on swap agreement				134		134

Total Comprehensive Loss						268
Conversion of debt to common stock	346		346		1,038	1,384
Preferred stock dividends					(408)	(408)

Balances at March 31, 2005	3,447	$3,866	$3,447	$(38)	$1,690	$8,965

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MAXCO, INC. AND SUBSIDIARIES

	Year Ended March 31,
	2005	2004	2003

	(in thousands)
Operating Activities
Net income (loss)	$134	$(1,531)	$(12,825)
Loss from discontinued operations	—	—	1,737

Income (loss) from continuing operations	134	(1,531)	(11,088)
Advances to discontinued operations	—	—	(1,485)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,926	2,879	2,919
Amortization of deferred financing costs	—	20	30
Equity in net loss of affiliates	—	321	614
Deferred federal income tax benefit	—	—	(875)
(Gain) loss on sale of investments	—	(1,340)	265
(Gain) loss on sale of property and equipment	8	72	(149)
Loss on investments	610	1,115	9,320
Changes in operating assets and liabilities:
Accounts receivable	315	(370)	(2,417)
Inventories	(126)	(232)	180
Income tax refunds	—	—	4,635
Prepaid expenses and other	206	(202)	(566)
Accounts payable and other current liabilities	725	1,576	871

Net Cash Provided by Operating Activities	4,798	2,308	2,254

Investing Activities
Sale of businesses	—	—	7,723
Sale of property and equipment	57	400	2,496
Purchases of property and equipment	(1,042)	(698)	(531)
Sale of investments	—	1,179	326
Collections of notes receivable	1,013	99	1,080
Other	51	119	513

Net Cash Provided by Investing Activities	79	1,099	11,607

Financing Activities
Net proceeds from (repayments on) lines of credit	(2,015)	(1,419)	471
Proceeds from other debt obligations	5,513	6,881	4,063
Repayments on other debt obligations	(6,672)	(9,182)	(18,349)

Net Cash Used in Financing Activities	(3,174)	(3,720)	(13,815)

Increase (Decrease) in Cash and Cash Equivalents	1,703	(313)	46
Cash and Cash Equivalents at Beginning of Year	78	391	345

Cash and Cash Equivalents at End of Year	$1,781	$78	$391

Supplemental cash flows disclosure:
Interest paid	$1,655	$1,601	$1,677

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAXCO, INC. AND SUBSIDIARIES

Year Ended March 31, 2005

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts receivable, the valuation of equity method investments, and the fair value less costs to sell of real estate investments held-for-sale.

Reclassifications: Certain items in the prior year consolidated financial statements have been reclassified to conform with the presentation used in 2005.

Cash and Cash Equivalents: The Company considers cash and other highly liquid investments, including investments in interest bearing repurchase agreements with less than 90-day maturities, as cash and cash equivalents. Approximately $1.4 million of the Company’s cash balance at March 31, 2005 exceeded insured FDIC limits.

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

Allowance for Uncollectible Accounts Receivable: Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of the financial condition of the customer and historical experience. The following table summarizes changes in the allowance for uncollectible accounts receivable:

	Year Ended March 31,
	2005	2004	2003

	(in thousands)
Beginning balance	$134	$150	$143
Charged to costs and expenses	186	12	7
Deductions (A)	(192)	(28)	—

Ending balance	$128	$134	$150

(A) Represents uncollectible accounts written off, less recoveries

Inventories: Inventories are stated at the lower of first-in, first-out cost or market and at March 31 consisted of the following:

	2005	2004

	(in thousands)
Raw materials	$329	$174
Work in progress	157	190
Finished goods	48	44

	$534	$408

Marketable Securities: Marketable securities are classified in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115’) as securities available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income or loss. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. The fair value of marketable securities is based on quoted market value.

Maxco accounts for its investment in Provant, Inc. common stock as securities available for sale as defined by SFAS 115. Consequently, the securities are carried at fair value with the unrealized gains and losses net of tax, reported as a separate component of stockholders’ equity. In 2004 and 2003, the Company recognized losses on its investment in Provant common stock as an other than temporary impairment in the statements of operations of $366,000 and $1.4 million, respectively.

Real Estate Investments Held For Sale: The Company has ownership interests in affiliated entities that hold commercial real estate. In addition, the Company has made cash advances, which are unsecured and bear interest, to these affiliates. The Company has implemented a plan to liquidate these investments and their underlying real estate holdings. The Company accounts for these real estate investments as held-for-sale in these consolidated financial statements. The carrying amount of $1.9 million and $2.2 million at March 31, 2005 and 2004, respectively, represents the Company’s portion of the fair value, net of estimated costs to sell, of these real estate interests.

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

Allowance for Uncollectible Notes Receivable: Notes receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of the financial condition of the debtor and historical experience. The following table summarizes changes in the allowance for uncollectible notes receivable:

		Year Ended March 31,
	2005	2004	2003

		(in thousands)
Beginning balance	$350	$600	$1,291
Charged to costs and expenses	—	—	521
Deductions (A)	(350)	(250)	(1,212)

Ending balance	$—	$350	$600

(A) Represents uncollectible accounts written off, less recoveries

Intangibles: Effective April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”) which resulted in the discontinuance of amortization of goodwill and indefinite-lived intangible assets that were recorded in connection with previous business combinations. Goodwill and other long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. If management believes impairment may exist, an assessment is performed. This assessment consists of comparing the estimated undiscounted future cash flows with the carrying amount of the long-lived assets. If the undiscounted future cash flows are less than the carrying amounts of the long-lived assets, the Company adjusts the carrying amount of the long-lived assets to their estimated fair value. Fair value is determined by anticipated future cash flows discounted at a rate commensurate with the risk involved. All of the Company’s goodwill is related to the heat treating segment. Goodwill totaled approximately $1.4 million at March 31, 2005 and 2004.

During 2005, the Company performed the impairment tests of its goodwill and indefinite-lived intangible assets required by SFAS No. 142. The Company’s tests indicated that the fair value of its heat treating segment, which was determined by using discounted cash flows and market multiples, exceeded the carrying value. As a result, the Company did not record an impairment charge for this segment in the accompanying financial statements. The Company will continue to perform an impairment review on an annual basis (or more frequently if impairment indicators arise).

Revenue Recognition: The Company recognizes service revenue and revenue from product sales upon transfer of title, which is upon shipment. An estimate of reserves is recorded, if material, for anticipated reworks and credit memos which will be issued on sales recognized to date.

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

Comprehensive Loss: The Company displays comprehensive loss in the Consolidated Statements of Stockholders’ Equity. At March 31, 2005, accumulated other comprehensive loss consisted only of the fair value of the interest rate swap agreement.

Common Stock Options: The Company has elected to follow APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee common stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to adopt only the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” There is no difference between the accompanying statements of operations following APB No. 25 and the pro forma results following SFAS 123.

New Financial Accounting Pronouncements:
In December 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 46-R “Consolidation of Variable Interest Entities”. This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of variable interest entities, more commonly known as “Special Purpose Entities” or “SPE’s.” FIN 46-R requires existing unconsolidated variable interest entities’ interests to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46-R also enhances the disclosure requirements related to variable interest entities. The interpretation is effective with respect to interests in variable interest entities created after January 31, 2003. For interests in variable interest entities created before February 1, 2003, the interpretation applies to the first interim or annual reporting period beginning after December 15, 2003. The Company reviewed the requirements of FIN 46-R and concluded that the provisions of FIN 46-R were not applicable to the Company. Accordingly, it is not expected that the provisions of FIN 46-R would have a material impact on financial position, results of operations, or cash flows of the Company.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151 Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material impact on its results of operations or financial position.

In December, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R which will require the Company to measure the cost of employee services received in exchange for an award of common stock options as compensation expense in the statement of income using a fair value method. The Company will begin reporting these costs by the end of fiscal 2006. The effect of implementing this new accounting standard has not been determined at this time, but is not expected to impact reported earnings per share in amounts significantly different from the pro forma results historically reported.

In December 2004, the FASB issued SFAS 153 Exchanges of Nonmonetary Assets, and Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to the principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 153 will have a material impact on its results of operations or financial position.

NOTE 2 — ACCOUNTS RECEIVABLE AND PAYABLE — RELATED PARTIES

Accounts receivable, related parties consists primarily of unsecured cash advances to officers, stockholders, and affiliates. Certain of the amounts are non-interest bearing. The ultimate settlement of the balances is generally expected to be made in cash, although not necessarily within the next year.

Vincent Shunsky, Vice President, is indebted to the Company in the principal amount of approximately $127,000. The indebtedness was incurred at various times prior to April 2002 for the purchase of affiliate company stock and personal use. This debt carries interest rates up to 8%. As of March 31, 2005 the amount outstanding was approximately $172,000 including accrued interest. In October 2004 the Company entered into a Retention Agreement with Mr. Shunsky to provide him with a bonus of $200,000 to retain his services until at least March 31, 2006. Should he leave the employ of the Company prior to that date the bonus must be repaid. The Company is expensing the bonus ratably during the retention period.

In June 2003, the Company assumed a lease with CJC Leasing, a limited liability company in which Company President Max A. Coon is a member, from Contractor Supply Incorporated, the purchaser of the Company’s formerly wholly owned subsidiary, Ersco Corporation. At March 31, 2005 the amount owed to CJC Leasing was approximately $1.6 million.

Included in accounts payable is $107,000 and $128,000 at March 31, 2005 and 2004, respectively, which are due to entities in which Mr. Coon has an interest.

NOTE 3 — INVESTMENT IN INTEGRAL VISION, INC.

At March 31, 2005, Maxco owned 2,240,605 shares of Integral Vision’s common stock (aggregate market value of $3.7 million), representing approximately 15% of Integral Vision’s total common stock outstanding.

In 1997 Maxco received warrants to purchase 150,000 shares of Integral Vision stock with a then conversion price of $6.86. Pursuant to the 1997 Note and Warrant Purchase agreement, these warrants have been re-priced based on subsequent warrant issues. As a result, through June 30, 2005, Maxco had the right to purchase up to 551,133 shares of the Integral Vision’s common stock at $1.86 per share. Maxco did not exercise any of theses warrants which then expired on that date. In April 2005, Maxco converted $95,684 of notes receivable from Integral Vision into 127,578 restricted shares of Integral Vision common stock. Maxco’s investment in Integral Vision is accounted for under the equity method for all years presented.

Maxco had advanced Integral Vision $138,855 in 2001 to permit Integral Vision to meet its obligations. This loan was evidenced by a written document and provided for interest at the rate of prime plus 0.5%. Integral Vision repaid this obligation to Maxco in April 2005.

Additionally, Maxco provides consulting services to Integral Vision. These services include assistance with financial statement preparation, compliance with governmental filing requirements, and assistance with certain financing arrangements. Integral Vision and Maxco have agreed on terms for payment to Maxco for these services. The services for the period ended March 31, 2005 were satisfied on April 20, 2005 by the issuance of 42,000 shares of unregistered common stock in Integral Vision which represented $70,000 of service income recorded in fiscal 2005. Effective April 1, 2005, Integral Vision will pay Maxco $8,750 per month for each month such services are rendered.

In accordance with APB 18, the Company recorded a charge of $122,000 in 2003 to recognize a decline in the value of its investment in Integral Vision that was deemed other than temporary. The charges are included in loss on investment for the year ended March 31, 2003. Integral Vision had net losses of approximately $2.3 million, $2.2 million, and $1.9 million for the twelve months ended March 31, 2005, 2004, and 2003.

Maxco’s equity share of Integral Vision’s losses for the year ended March 31, 2003 was approximately $456,000, and is recorded net of deferred tax for that period in equity in net income (loss) of affiliates. At March 31, 2003 and September 30, 2003, the Company adjusted the carrying value of its investment in Integral Vision, Inc. to its estimated fair value as the Company determined that the investment was impaired. Since management’s estimate of the fair value of this investment at March 31, 2005 has not changed, the Company has not recognized any further gain or loss on the investment since September 30, 2003. For the twelve months ended March 31, 2005, 2004, and 2003, Integral Vision’s sales were $2.0 million, $322,000 and $1.7 million, respectively.

NOTE 4 — DEBT

At March 31, 2005 the Company’s heat treating segment, Atmosphere Annealing (Atmosphere), had a $6 million line of credit facility. This facility is secured by Atmosphere’s assets. The amount that can be borrowed under this facility is dependent on certain accounts receivable levels at Atmosphere. At March 31, 2005, based on these specific collateral levels, Atmosphere could borrow up to $4.0 million under its line of credit, approximately $537,000 of which was borrowed. The line matures in August 2005 and as such is recorded as current in the accompanying financial statements.

A summary of the Company’s debt obligations as of March 31 is as follows:

	2005	2004
	(in thousands)
Short term obligations:
Notes payable (various interest rates)	$1,554	$2,333
Revolving line of credit (LIBOR[1] + 2.0%)	537	2,552

	2,091	4,885

Long term obligations:
Term notes (various variable interest rates)	$4,930	$4,268
Mortgage note payable (prime[1] plus 1.75%)	4,962	2,670
Equipment purchase contracts and capitalized lease obligations (various interest rates)	1,791	4,581
Subordinated debt (fixed rate of 10.00%)	346	2,025

	12,029	13,544
Less current maturities	4,959	2,064

	$7,070	$11,480

[1] At March 31, 2005 the London Interbank Offered Rate (LIBOR) was 2.88% and the prime rate was 5.750%.

On November 14, 2002, Maxco completed an agreement to sell its wholly owned subsidiary, Ersco Corporation to Contractor Supply Incorporated for cash and retired certain other debt of Maxco in excess of the sale price resulting in a short term note payable to the purchaser of approximately $4.1 million. In June 2003 the Company agreed to assume a lease from Contractor Supply Incorporated and as a result, reduced the amount owed to Contractor Supply Incorporated by $2.3 million and the Company has recorded the $2.3 million obligation to the leasing company as a long term obligation in the accompanying financial statements. In February 2005, Maxco agreed to issue 250,000 shares of common stock valued at $4 per share to Contractor Supply Incorporated to further reduce the Company’s obligation to Contractor Supply Incorporated. As a result, the outstanding principal balance due Contractor Supply Incorporated at March 31, 2005 was $1.2 million.

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

During the year ended March 31, 2005, the Company reached an agreement with a new financial institution to repay lenders with which the Company was in default. The principal amount repaid was approximately $2.3 million. The new debt facility of $2.7 million requires interest only payments and matures in June 2006. The remaining proceeds of approximately $400,000 were used for working capital requirements. Maxco is in the process of negotiating an agreement to sell its corporate office building. The proceeds from the sale will be used to reduce the debt facility to $1.95 million.

The Company’s weighted average short-term borrowing rate was 7.0% and 5.4% at March 31, 2005 and 2004, respectively.

Maxco entered into a swap agreement with a notional amount of approximately $2.7 million. The swap agreement was in a loss position of $38,000 and $172,000 at March 31, 2005 and 2004, respectively.

Notes and contracts payable are generally collateralized by assets purchased with proceeds of the borrowings. The aggregate principal maturities of long-term debt are approximately $5.0 million in 2006, $3.1 million in 2007, $1.7 million in 2008, $825,000 in 2009, $261,000 in 2010, and $1.1 million thereafter.

Maxco has provided the guarantee of various debt obligations of certain real estate and other investments in an aggregate amount of approximately $2.0 million as of March 31, 2005. Certain of the debt agreements related to its real estate investments, which Maxco and other guarantors have guaranteed, are in default at March 31, 2005. An extension has been issued by one of the banks and the applicable entities are currently working to liquidate the properties to satisfy the requirements of the lenders. The Company does not believe that there is any unusual degree of risk related to the guarantees because of sufficient underlying asset values supporting the respective debt obligations.

In addition to the $2.0 million mentioned above, the Company has recorded in the accompanying financial statements amounts that had been previously identified as guarantees. The amounts so recorded aggregated approximately $249,000 as of March 31, 2005.

Subsequent to March 31, 2005, Maxco purchased an entity which owns two buildings from L/M Associates, an affiliate, and, beginning in June 2005, will be including in its consolidation the operations of the buildings and vacant land. The debt associated with this transaction is approximately $1.8 million which was previously identified as guaranteed debt. In addition, a purchase agreement is currently being negotiated for the sale to an outside party of an additional real estate parcel which will eliminate the remaining guarantee.

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

Effective January 1, 2002, the Maxco Board of Directors suspended the payment of dividends on all preferred stock. These dividend payments have been accrued in the accompanying financial statements and totaled approximately $1.4 million at March 31, 2005, or $.41 per common share.

NOTE 6 — COMMON STOCK OPTIONS

Under the terms of Maxco’s incentive common stock option plan, options for the purchase of up to 500,000 shares of common stock may be granted. Any such options are immediately exercisable upon grant.

There were 132,500 stock options outstanding and exercisable at March 31, 2005 with a weighted average price of $7.74 per share and an exercise price ranging from $7.00 to $8.00. There were no options granted during the years ended March 31, 2005, 2004, or 2003. The weighted average remaining contractual life of the outstanding options is approximately four years.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of SFAS 123. The Company has determined that there is no difference between the reported net loss and loss per share and the pro forma net loss and net loss per share if the options were accounted for under SFAS 123 for all periods presented.

NOTE 7 — EMPLOYEE SAVINGS PLANS

Company contributions charged to operations under the employee savings plans were approximately $178,000, $145,000, and $160,000 for the years ended March 31, 2005, 2004, and 2003, respectively.

NOTE 8 — FEDERAL INCOME TAXES

The benefit for federal income taxes consists of the following components:

	Year Ended March 31,
	2005	2004	2003
	(in thousands)
Current benefit	$—	$—	$—
Deferred benefit	—	—	(875)

	—	—	(875)
Deferred amount allocated to equity in income of affiliates	—	—	(316)
Amount allocated to discontinued operations	—	—	(890)

	$—	$—	$(2,081)

The reconciliation of the income tax benefit computed at the United States federal statutory tax rate to income tax expense (benefit) reported in these financial statements is as follows:

	Year Ended March 31,
	2005	2004	2003
	(in thousands)
Income tax expense (benefit) computed at United States statutory rate (34%)	$45	$(521)	$(3,859)
Increase (reduction) in valuation allowance	(169)	517	3,006
Other	124	4	(22)

	$—	$—	$(875)

No federal income taxes were paid in 2005, 2004, or 2003.

Due to enacted changes in the tax law, the Company carried back its net operating losses at March 31, 2001 and 2002 against the Company’s taxable income in 1997. As a result, the Company had a $3.9 million income tax receivable at March 31, 2002. Maxco received $4.6 million in federal income tax refunds in 2003. As of March 31, 2005, the Company has net operating loss (NOL) carryforwards of $7.3 million, $7.1 million of which expires in 2023 with the remaining $372,000 expiring in 2024.

During fiscal 2005, the Company utilized approximately $2.8 million of NOL carryforwards, which led to an income tax benefit of $169,000 resulting from the reversal of the deferred income tax valuation allowance. In 2004 and 2003, the Company recorded deferred tax asset valuation allowances of $517,000 and $3.0 million, respectively, due to the uncertainty in the ultimate realization of its deferred tax assets. The following table summarizes changes in the deferred tax valuation allowance:

	Year Ended March 31,
	2005	2004	2003
	(in thousands)
Beginning balance	$3,523	$3,006	$—
Charged (credited) to costs and expenses	(169)	517	3,006

Ending balance	$3,354	$3,523	$3,006

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of March 31 were as follows:

	2005	2004
	(in thousands)
Deferred Tax Liabilities:
Depreciation	$2,424	$2,577

Total Deferred Tax Liabilities	2,424	2,577

Deferred Tax Assets:
Net operating loss carryforwards	2,498	3,460
Allowance for doubtful accounts	51	164
Marketable securities	1,101	996
Net cumulative unrealized impairment losses	1,874	1,415
Other	254	65

Total Deferred Tax Assets	5,778	6,100
Valuation Allowance for Deferred Tax Assets	3,354	3,523

Net Deferred Tax Assets	2,424	2,577

Net Deferred Tax Assets (Liabilities)	$—	$—

NOTE 9 — OTHER INVESTMENTS

Real Estate (Discontinued and Held For Sale):

Maxco has ownership interests ranging from 31-50% in primarily two LLC’s which have been involved in the development and ownership of real estate in central Michigan. Effective January 1, 2000, a Master LLC (L/M Associates II) was formed consisting of the majority of the stabilized buildings in which Maxco and others had an ownership interest. At March 31, 2005 Maxco’s effective ownership interest in the Master LLC was approximately 31%. The other LLC (L/M Associates) includes properties that are not fully leased or individual properties not included in the Master LLC. These real estate investments are discontinued and Maxco is actively pursuing their liquidation.

In early 2002, Maxco, as managing member of L/M Associates, which is the managing member of L/M Associates II, began negotiations to sell substantially all of the properties in the real estate portfolio of L/M Associates II. In June 2002, L/M Associates II entered into an agreement to sell substantially all of the properties within the Master LLC to an outside investor. The transaction was approved by more than 75% of the member interests in July 2002. This transaction was completed in January 2003. As part of this transaction, L/M Associates agreed to reinvest a portion of its distributable share of the proceeds to acquire approximately a 16% interest in the acquiring entity. Pursuant to the agreement, in July 2004, L/M Associates exercised its option to require the managing member to repurchase its 16% interest. To date this requirement has not been satisfied and L/M Associates intends to aggressively pursue other collection remedies.

At March 31, 2005 Maxco had guarantees related to its real estate investments of $2.0 million. Any real risks on guarantees that Maxco has estimated would be required to be paid by Maxco have been recorded in the accompanying financial statements and Maxco’s investment has been adjusted to the net realizable value of the remaining assets. Impairment charges totaling $350,000 were recognized during the year ended March 31, 2005 to further reduce the carrying value of the Company’s investment in real estate to its estimated fair value less costs to sell.

Subsequent to March 31, 2005, Maxco purchased an entity which owns two buildings from L/M Associates and, beginning in June 2005, will be including in its consolidation the operations of the buildings and vacant land. The debt associated with this transaction is approximately $1.8 million which was previously identified as guaranteed debt. In addition, a purchase agreement is currently being negotiated for the sale to an outside party of an additional real estate parcel which will eliminate the remaining debt guarantee.

Technology Related:

In addition to its investment in Integral Vision, Inc., the Company has an equity interest in another technology related business. In October 1998, Provant, Inc. acquired 100% of the stock of Strategic Interactive. Maxco received cash and approximately 249,000 shares of Provant, Inc. common stock in exchange for its 45% equity interest in Strategic Interactive. The sale also included an earn-out provision. Maxco recognized a total of $2.7 million as its remaining share of the additional consideration to be paid to the former shareholders of Strategic Interactive in 2002. A portion of the payment representing approximately $1.6 million was paid on November 14, 2002 in the form of Provant common stock. The remaining portion of the payment, approximately $1.1 million, was received in January 2003. Maxco recorded impairment charges of approximately $366,000 and $1.4 million in other income (expense) in 2004 and 2003, respectively, to recognize declines in the fair value of its investment that was deemed other than temporary. On March 11, 2004 Provant completed the sale of substantially all of its remaining assets.

The Company had a 50% equity interest in Foresight Solutions, Inc., a developer of accounting and business software for small to medium size businesses. In 2003, the Company recorded an impairment charge of $2.8 million to adjust its investment to estimated fair value. The assets of Foresight Solutions, Inc. were sold in June 2004.

Energy Related:

Maxco has a 50% interest in Robinson Oil Company, LLC (“Robinson”), which is in the business of acquiring and developing oil and gas interests. An impairment charge of $260,000 was recognized during the year ended March 31, 2005 to reduce the carrying value of the Company’s investment in Robinson to its estimated fair value.

Other:

Maxco has a 36% equity interest in Phoenix Financial Group, LTD and its subsidiary Cambridge Group Investments, LTD, dba Bondpage.com (“Cambridge”), a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the Internet.

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

In summary, the Company recorded the following charges to recognize declines in the value of its investments that were deemed other than temporary:

	Year Ended March 31,
	2005	2004	2003
	(in thousands)
Robinson Oil	$260	$—	$—
Real estate	350	749	4,698
Provant	—	366	1,360
Foresight Solutions	—	—	2,790
Integral Vision	—	—	122
Vertical VC	—	—	250
MYOEM.COM	—	—	100

	$610	$1,115	$9,320

A significant portion of these adjustments were recorded during the fourth quarter of each of these fiscal years, and in total served to increase the net loss per share by $0.19, $0.36, and $3.01 in 2005, 2004, and 2003, respectively.

The composition of the net carrying value of non-real estate related investments is summarized as follows:

	March 31,
	2005	2004
	(in thousands)
Cambridge	$576	$576
Integral Vision	211	211
Robinson	91	351

	$878	$1,138

The combined results of operations and financial position of the Company’s unconsolidated affiliates not held for sale or disposal are summarized below:

	Real Estate	Technology Related			Energy Related and Other
	March 31,		March 31,			March 31,
	2003	2005	2004	2003	2005	2004	2003
	(in thousands)
Condensed income statement information:
Net sales	$79,882	$1,972	$322	$2,191	$4,426	$3,866	$2,292
Gross margin	16,227	506	(123)	1,004	4,426	3,778	2,204
Net income (loss)	5,574	(2,284)	(2,181)	(2,600)	50	294	—

Condensed balance sheet information:
Current assets	$9,951	$737	$539	$215	$992	$1,055	$713
Non-current assets	30,409	160	337	1,053	558	682	513

	$40,360	$897	$876	$1,268	$1,550	$1,737	$1,226

Current liabilities	$36,738	$2,949	$2,970	$2,609	$243	$366	$156
Non-current liabilities	4,309	2,369	1,645	5,700	40	162	162
Minority interest	245	—	—	—	—	—	—
Stockholders’ equity	(932)	(4,421)	(3,739)	(7,041)	1,267	1,209	908

	$40,360	$897	$876	$1,268	$1,550	$1,737	$1,226

NOTE 10 — CONTINGENCIES AND COMMITMENTS

Maxco and certain operating subsidiaries occupy facilities and use equipment under operating lease agreements requiring annual rental payments approximating $464,000 in 2006, $215,000 in 2007, $198,000 in 2008, $164,000 in 2009 and $138,000 in 2010 for a total commitment aggregating $1.2 million. Rent expense charged to operations, including short-term leases, aggregated $445,000 in 2005, $422,000 in 2004, and $643,000 in 2003.

In April 2004 the Company entered into an incentive agreement with the President of its wholly-owned subsidiary Atmosphere Annealing, Inc. The agreement provides for compensation to the officer based on the increased value, as defined, of the subsidiary by March 31, 2006. The incentive is equal to 1% of the first $25 million in value plus 10% above that base amount. Any incentive so earned is payable by Maxco, Inc. in cash assuming a sale by March 31, 2006. If no such sale occurs by that date, at the option of Maxco the incentive is payable in cash or its equivalent in stock of Atmosphere Annealing, Inc. held by Maxco. As party to the agreement, Maxco, Inc. is recognizing incentive compensation expense on a pro-rata basis under the terms of the agreement. The amount accrued during the year ended March 31, 2005 was $650,000.

The Company is involved in various lawsuits and other claims arising in the ordinary course of business. While the results of these matters cannot be predicted with certainty, management, upon advice from counsel, believes that losses, if any, arising from these proceedings will not have a material adverse effect on its financial statements.

NOTE 11 — INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

	2005	2004	2003
	(in thousands)
Net Sales:
Heat treating	$45,364	$40,754	$36,740
Corporate and other	—	44	87

Total Net Sales	$45,364	$40,798	$36,827

Operating Earnings (Loss)
Heat treating	$4,202	$2,137	$2,147
Corporate and other	(2,199)	(1,968)	(2,681)

Total Operating Earnings (Loss)	$2,003	$169	$(534)

Identifiable Assets:
Heat treating	$27,081	$29,472	$29,589
Corporate and other	3,357	2,671	4,147
Investments and advances	2,728	3,338	4,165
Discontinued operations	—	—	474

Total Identifiable Assets	$33,166	$35,481	$38,375

Depreciation and Amortization Expense:
Heat treating	$2,900	$2,865	$2,901
Corporate and other	26	34	48

Total Depreciation and Amortization Expense	$2,926	$2,899	$2,949

Capital Expenditures:
Heat treating	$1,041	$698	$531
Corporate and other	1	—	—

Total Capital Expenditures	$1,042	$698	$531

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

The nature of the Company’s heat treating services may produce sales to one or a small number of customers in excess of 10% of total sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s results of operations. For the year ended March 31, 2005 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 33.3% and 10.7% of consolidated sales, respectively. Amounts due from these customers represented 31% of the respective outstanding trade receivable balance at March 31, 2005. For the year ended March 31, 2004 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 38.3% and 14.3% of consolidated sales, respectively. Amounts due from these customers represented 43.0% of the respective outstanding trade receivable balance at March 31, 2004. For the year ended March 31, 2003 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 27.2% and 17.3% of consolidated sales, respectively.

NOTE 12 — INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended March 31,
	2005	2004	2003
	(in thousands except per share data)
Numerator:
Income (loss) from continuing operations	$134	$(1,531)	$(11,088)
Loss from discontinued operations	—	—	(1,737)

Net income (loss)	134	(1,531)	(12,825)
Preferred stock dividends	(408)	(408)	(408)

Numerator for basic and diluted earnings per share — loss available to common stockholders	$(274)	$(1,939)	$(13,233)

Denominator:
Denominator for basic and diluted earnings per share—weighted average shares	3,132	3,101	3,101

Basic and Diluted Loss Per Share
Continuing operations	$(0.09)	$(0.63)	$(3.71)
Discontinued operations	—	—	(0.56)

	$(0.09)	$(0.63)	$(4.27)

NOTE 13 — - DISCONTINUED OPERATIONS

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

Sales and operating earnings for Ersco and Pak Sak for the year ended March 31, 2003 were as follows:

Year Ended
March 31,
2003 (A)
(in thousands)
Net sales:
Ersco	$61,421
Pak Sak	8,051

$69,472

Pre-tax loss:
Ersco	$(2,056)
Pak Sak	(576)

$(2,632)

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

NOTE 14 — SUBSEQUENT EVENTS

Maxco provides consulting services to Integral Vision. These services include assistance with financial statement preparation, compliance with governmental filing requirements, and assistance with certain financing arrangements. Integral Vision and Maxco have agreed on terms for payment to Maxco for these services. The services for the six months ended March 31, 2005 was satisfied on April 20, 2005 by the issuance of 42,000 shares of unregistered common stock in Integral Vision. Effective April 1, 2005, Integral Vision will pay Maxco $8,750 per month for each month such services are rendered.

Maxco had advanced Integral Vision $138,855 in 2001 to permit Integral Vision to meet its obligations. This loan was evidenced by a written document and provided for interest at the rate of prime plus 0.5%. Integral Vision repaid this obligation to Maxco in April 2005.

In 1997 Maxco received warrants to purchase 150,000 shares of Integral Vision stock with a then conversion price of $6.86. Pursuant to the 1997 Note and Warrant Purchase agreement, these warrants were re-priced based on subsequent warrant issues. As a result, through June 30, 2005, Maxco had the right to purchase up to 551,133 shares of the Integral Vision’s common stock at $1.86 per share. Maxco did not exercise any of these warrants which then expired on that date.

In April 2005, Maxco converted $95,684 of notes receivable from Integral Vision into 127,578 restricted shares of Integral Vision common stock.

Subsequent to March 31, 2005, the Company acquired BCGW, Inc. (“BCGW”), the entity that owns the buildings the Company currently leases in Lansing, Michigan. Max A. Coon’s spouse was a 25% shareholder of BCGW. At March 31, 2004, the Company owed BCGW $1.6 million on an outstanding loan obligation which carried an interest rate of 10%. In May 2004 Atmosphere retired that obligation; Atmosphere and BCGW entered into an agreement whereby BCGW agreed to accept as payment in full the remaining outstanding balance less a discount of approximately $94,000. The amount the Company charged to rent expense related to the two buildings leased from BCGW totaled approximately $253,000 and $373,000 for the years ended March 31, 2005 and 2004, respectively. The interest on the debt to BCGW was charged to interest expense in the accompanying financial statements and totaled $3,000 and $181,000 for the years ended March 31, 2005 and 2004, respectively.

Subsequent to March 31, 2005, Maxco purchased an entity which owns two buildings from L/M Associates and, beginning in June 2005, will be including in its consolidation the operations of the buildings and vacant land.

MAXCO, INC.
ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit No.	Description
21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm — Rehmann Robson (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 — File No. 333-67539)

23.2	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 — File No. 333-67539)

23.3	Consent of Independent Registered Public Accounting Firm — Moore Stephens Doeren Mayhew (Form S-8 filed June 2, 1992 — File No. 33-48351 and Form S-8 filed November 19, 1998 — File No. 333-67539)

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.