Form 10-K/A
period 2005-03-31
MAXCO INC
filed 2005-07-28
CIK 78966

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
Documents Incorporated By Reference
NONE

MAXCO, INC.
ANNUAL REPORT ON FORM 10-K

ITEM		PAGE

10	Directors and Executive Officers of the Registrant	3

11	Executive Compensation	4

12	Security Ownership of Certain Beneficial Owners and Management	7

13	Certain Relationships and Related Transactions	8

14	Principal Accountant Fees and Services	9

	Signatures	13
Certification of Chief Executive Officer to Rule 13a-15(e)
Certification of Chief Financial Officer to Rule 13a-15(e)
Certification of Chief Executive Officer to 18 U.S.C.
Certification of Chief Financial Officer to 18 U.S.C.

PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following information is given regarding the directors and executive officers of the Company.

	Present Position with the Company and		Served as Director
Name	Principal Occupation	Age	of Maxco Since
Max A. Coon	Director, President and Chairman of the Board of MAXCO, INC.	70	1969

Eric L. Cross	Executive Vice President and Secretary of MAXCO, INC.	62

Sanjeev Deshpande	Director of MAXCO, INC., President of Atmosphere Annealing, Inc., a Lansing, Michigan based provider of heat treating services which was acquired by Maxco, Inc. in January 1997.	47	2003

Joel I. Ferguson	Director of MAXCO, INC., President of F&S Development Company, a Lansing, Michigan based company which develops, contracts and/or owns and manages real estate properties.	66	1985

David R. Layton	Director of MAXCO, INC. and President of Layton & Richardson, P.C., a Lansing, Michigan based accounting firm.	65	2001

Samuel O. Mallory	Director of MAXCO, INC.; Investor	72	2002

Vincent Shunsky	Vice President of Finance and Treasurer of MAXCO, INC.	56
     All of the foregoing Directors have been engaged in the principal occupation specified for the previous five (5) years:
     The address and telephone number for each person named in the table is in care of Maxco, Inc., 1118 Centennial Way, Lansing, MI 48917, telephone number (517)321-3130.
     During the past five years, none of the above named persons has been convicted in a criminal proceeding or has been a party to any judicial or administrative proceeding that resulted in a judgment, decree or final order enjoining him form future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal of state securities laws. All of the above named persons are citizens of the United States except Sanjeev Despande who is a citizen of the Republic of India.
     Messrs. Cross, and Shunsky, resigned as directors of the company effective October 21, 2004 in order for the company to have its Board consist of a majority of outside directors as required by NASDAQ.
     Messrs. Coon, and Shunsky, are Directors of Integral Vision, Inc. whose stock is traded on the OTCBB. On July 29, 2005, Integral Vision , Inc. was an 8% owned investment of Maxco, Inc. (15% at March 31, 2005).
     Mr. Coon and Mr. Cross are brothers-in-law. There are no other family relationships between any Directors or Executive Officers.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Executive Officers or beneficial owners of over 10% of any class of the Company’s equity securities to file certain reports regarding their ownership of the Company’s securities or any changes in such ownership All such reports were filed on a timely basis during the fiscal year ended March 31, 2005. Max A. Coon , Daryle L. Doden and ROI Capital Management, Inc. are beneficial owners of more then 10% of Maxco’s voting securities. See table under Item 12 for further disclosure of security ownership of certain beneficial owners and management.

Code of Ethics
     The Company has adopted a code of ethics that applies to its directors, officers, and employees. A paper copy of our code of ethics may be obtained free of charge by writing to the Company care of its Compliance Officer at our principal executive office located at 1118 Centennial Way, Lansing, MI 48917.
Audit Committee and Audit Committee Financial Expert
     The members of the Audit Committee for the year ended March 31, 2005 were Joel I. Ferguson, David R. Layton and Samuel O. Mallory, each of whom are independent directors as defined by the rules of the Nasdaq Stock Market. In addition, our board of directors has determined that David R. Layton is an “audit committee financial expert” as defined by the Securities and Exchange Commission.
ITEM 11 — EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
Compensation Committee Report on Executive Compensation
Compensation Committee Interlocks and Insider Participation
     The Compensation Committee of the Board of Directors (the “Committee”) consisted of David R. Layton, Joel I. Ferguson and Samuel O. Mallory for the year ended March 31, 2005.
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
Annual Incentive Compensation
     The Company’s annual incentive program for executive officers and key managers provides direct financial incentives in the form of an annual cash bonus to executives to achieve the Company’s annual goals. Goals for Company performance are set at the beginning of each fiscal year. In the year ended March 31, 2005, the following measures of Company performance were selected: net sales, operating earnings, consolidated net income, market penetration, and customer satisfaction.
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
Deferred Compensation
     Effective January 1, 2005, the Maxco, Inc. 401(k) Employee Savings Plan was merged into Maxco’s wholly-owned subsidiary Atmosphere Annealing, Inc.’s 401(k) Plan which covers substantially all employees of the Company. The 401(k) plan is a “cash or deferred” plan under which employees may elect to contribute a certain portion of their annual compensation which they would otherwise be eligible to receive in cash. The Company has agreed to make a matching contribution in the percentages specified in the plan documents. In addition, a separate employer contribution may be made at the discretion of the Board. The plan does not contain an established termination date and it is not anticipated that it will be terminated at any time in the foreseeable future.
Benefits
     The Company provides medical benefits to the executive officers that are generally available to Company employees. The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of salary for the year ended March 31, 2005.
Chief Executive Officer
     Max A. Coon has served as the Company’s Chief Executive Officer since 1969. His base salary for the year ended March 31, 2005 was $250,000, which was deferred. No bonus was paid to Mr. Coon for 2005.
     Significant factors the Committee looked at in establishing Mr. Coon’s compensation for the year ended March 31, 2005, were his strategic and overall management direction of the Company. Specifically the Committee discussed that through his direction, the Company was positioned to have an improvement in financial results for the 2005 year. The Committee noted that sales have increased each of the last three years and operating results were positive in 2004 from losses sustained in 2004 and 2003. Despite being in a loss position, the net loss of the Company was reduced in 2004 from the prior two year period. In addition, the Committee felt that through Mr. Coon’s direction in the liquidation of its real estate investment, including the reduction of the majority of guarantees the Company had made on its real estate investments, was also a key factor in establishing his compensation. As a result of these factors, the committee felt the Company was poised to continue its sales growth and improvement in its financial results in 2005. This was achieved as operating earnings in 2005 improved to $2.0 million and net income was positive for the year.

The Compensation Committee

David R. Layton
Joel I. Ferguson
Samuel O. Mallory

Summary Compensation Table
     The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and to the two other executive officers whose compensation exceeded $100,000:

	Annual Compensation				Long Term Compensation
					Other
Name and					Annual		All Other
Principal Position	Year	Salary		Bonus	Comp [1]	Options	Comp [2]
Max A. Coon	2005	250,000	[3]	0	300	0	0
Chief Executive	2004	200,000		0	200	0	1,000
Officer	2003	200,000		0	300	0	3,600

Eric L. Cross	2005	150,000		0	200	0	3,750
Executive	2004	150,000		0	200	0	1,947
Vice President	2003	150,000		0	300	0	3,300

Vincent Shunsky	2005	150,000		0	200	0	3,750
Vice President	2004	150,000		0	200	0	3,788
of Finance	2003	150,000		25,000	300	0	3,550

(1)	Represents annual director fees. Messrs. Cross and Shunsky resigned as directors of the company on October 21, 2004.

(2)	Represents the Company’s match of employee deferrals of currently earned income into the 401(k) Employee Savings Plan and a profit sharing contribution made by the Company for all of its eligible employees to the 401(k) Employee Savings Plan at the rate of 1% of eligible compensation.

(3)	Max A. Coon has deferred payment of his salary since December 1, 2003.
     Options
     The following table summarizes the value of the options held by the above named individuals at the year end. No options were granted to or exercised by the named individuals during the year ended March 31, 2005. All of the options held by the named individuals are presently exercisable.
Year End Option Values

Name and	Number of Unexercised	Value of Unexercised
Principal Position	Options at Fiscal Year End	Options at Fiscal Year End
Max A. Coon Chief Executive Officer	0	0
Eric L. Cross Executive Vice President	42,500	0
Vincent Shunsky Vice President of Finance	42,500	0
Equity Compensation Plan Information
     The following table summarizes information as of March 31, 2005 regarding the Company’s common stock reserved for issuance under the Company’s Employee Stock Option Plan. The Company’s Employee Stock Option Plan is its only equity compensation plan and was approved by the shareholders in 1998.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	the Stock Option Plan
	be Issued Upon Exercise	Exercise Price of	(Excluding Securities
Plan Category	of Outstanding Options	Outstanding Options	Reflected in Column a)
Equity Compensation Plans Approved by Security Holders	132,500 [1]	$7.74	470,000

[1]	Includes 102,500 issued under a prior stock option plan

COMPARATIVE STOCK PERFORMANCE
     The graph below compares the cumulative total shareholder return on the Common Stock of the Company for the last five years with a cumulative total return on the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) (1) and a peer group of companies (2) over the same period, assuming the investment of $100 in the Company’s Common Stock, the NASDAQ Index and the peer group on March 31, 2000, and reinvestment of all dividends.

	3/00	3/01	3/02	3/03	3/04	3/05

MAXCO, INC.	100.00	89.55	78.69	53.73	35.22	45.37
NASDAQ STOCK MARKET (U.S.)	100.00	47.20	41.66	22.38	38.67	37.64
PEER GROUP	100.00	69.78	58.44	45.64	66.99	28.82

(1)	The CRSP Total Return Index for the NASDAQ Stock Market (US Companies) is composed of all domestic common shares traded on the NASDAQ National Market and the NASDAQ Small-Cap Market.

(2)	The peer group consists of ten companies whose stock is publicly traded and whose market capitalizations are slightly above and below the Company’s capitalization in a range from $9.3 million to $20.96 million. Because of the diversified nature of the business represented by its subsidiary companies, the Company is unable to identify a published industry or line of business index or a group of peer issuers in comparable businesses which are sufficiently similar to allow meaningful comparison. Therefore, the Company has elected to compare its performance with a group of issuers having similar market capitalizations as allowed by SEC rules.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following Table sets forth certain information as of June 30, 2005, as to the equity securities of the Company owned beneficially by beneficial owners of 5% or more of the Company’s securities, by each Director and by all Directors and Officers of the Company as a group.

		Amount and Nature of
		Beneficial Ownership
Name of		Sole Voting		Shared Voting		% of
Beneficial Owner	Title of Class	and Investment Power		and Investment Power		Class
Max A. Coon [1]	Common Stock	878,456		107,070	[2]	28.6%
	Series Three
	Preferred Stock	169		3,240	[3]	23.1%
	Series Four
	Preferred Stock [4]	7,000				15.1%
	Series Five
	Preferred Stock [4]	3,816				57.4%

Eric L. Cross	Common Stock	168,775	[5]	88,583	[6]	7.4%

Sanjeev Deshpande	Common Stock	45,089	[7]			1.3%

Joel I. Ferguson	Common Stock	0				*

David R. Layton	Common Stock	0				*

Samuel O. Mallory	Common Stock	22,200				*

Vincent Shunsky	Common Stock	118,392	[8]	88,583	[9]	6.0%

	Series Three
	Preferred Stock	30				*

All Directors and Officers as a group, including the above, totaling seven people	Common Stock	1,232,912	[10]	173,736		39.4%
	Series Three Preferred Stock	199		3,240		23.3%
	Series Four Preferred Stock[4]	7,000		3,240		15.1%

	Series Five Preferred Stock [4]	3,816				57.4%

Daryle L. Doden [11]	Common Stock	250,000		95,800		10.01%

Andrew S. Zynda [12]	Common Stock	327,740		15,000		9.9%

	Series Four Preferred Stock [4]	10,000				21.5%

ROI Capital Management, Inc.[13]	Common Stock	860,998				25.0%

*	Beneficial ownership does not exceed one percent (1%)

(1)	Mr. Coon’s address is 1118 Centennial Way, Lansing, Michigan.

(2)	Represents 18,487 shares owned by Mr. Coon’s immediate family, 55,250 shares held jointly with Mr. Cross and Mr. Shunsky, and a proportionate share of 100,000 shares held by a general partnership in which Mr. Coon is a 1/3 partner.

(3)	Represents shares owned by a charitable foundation of which Mr. Coon is one of the trustees.

(4)	Series Four and Series Five Preferred Stock are both nonvoting.

(5)	Includes options to purchase 42,500 shares.

(6)	Includes 55,250 shares held jointly with Mr. Coon and Mr. Shunsky and a proportionate share of 100,000 shares held by a general partnership in which Mr. Cross is a 1/3 partner.

(7)	Includes options to purchase 40,000 shares.

(8)	Includes options to purchase 42,500 shares.

(9)	Represents 55,250 shares held jointly with Mr. Coon and Mr. Cross and a proportionate share of 100,000 shares held by a general partnership in which Mr. Shunsky is a 1/3 partner.

(10)	Includes options to purchase 125,000 shares

(11)	Includes 250,000 shares in the name of Contractor Supply, Incorporated of which Mr. Doden owns 100% and 95,800 shares in the name of Master Works Foundation, Inc. an Indiana non-profit corporation in which Mr. Doden is one-third member. Mr. Doden’s address is 1610 S. Grandstaff Dr., Auburn, IN 46706, or P.O. Box 51, Auburn, IN 46706.

(12)	Mr. Zynda’s address is Box 113, Corwin Road, Williamston, MI 48895

(13)	Information obtained from Schedule 13D dated April 8, 2003 and subsequent Form 4 filings, filed with the Securities and Exchange Commission and sent to the Company pursuant to Section 13(d) of the Securities Exchange Act of 1934. The address of ROI Capital Management, Inc. is 17 E. Sir Francis Drake Blvd., Suite 225, Larkspur, CA 94939.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     In June 2003 the Company assumed a lease with CJC Leasing, a limited liability company in which Mr. Coon is a member, from Contractor Supply Incorporated, the purchaser of the Company’s formerly wholly owned subsidiary, Ersco Corporation. As a result, the parties agreed to reduce the amount the Company owes Contractor Supply Incorporated by $2.3 million. In addition, at June 30, 2005, $107,000 was due from Maxco to entities in which Mr. Coon has an interest.
     Vincent Shunsky, Vice President, is indebted to the Company in the principal amount of approximately $127,000. The indebtedness was incurred at various times prior to April 2002 for the purchase of affiliate company stock and personal use. This debt carries interest rates up to 8%. As of June 30, 2005 the amount outstanding was approximately $174,000 including accrued interest. In October 2004 the Company entered into a Retention Agreement with Mr. Shunsky to provide him with a bonus of $200,000 to retain his services until at least March 31, 2006. Should he leave the employ of the Company prior to that date the bonus must be repaid. The Company is expensing the bonus ratably during the retention period.
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

     In April 2005, the Company acquired BCGW, Inc. (“BCGW”), the entity that owns the buildings the Company currently leases in Lansing, Michigan. Max A. Coon’s spouse was a 25% shareholder of BCGW. At March 31, 2004, the Company owed BCGW $1.6 million on an outstanding loan obligation which carried an interest rate of 10%. In May 2004 Atmosphere retired that obligation; Atmosphere and BCGW entered into an agreement whereby BCGW agreed to accept as payment in full the remaining outstanding balance less a discount of approximately $94,000. The amount the Company charged to rent expense related to the two buildings leased from BCGW totaled approximately $253,000 and $373,000 for the years ended March 31, 2005 and 2004, respectively. Interest on the debt to BCGW totaled $3,000 and $181,000 for the years ended March 31, 2005 and 2004, respectively.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The firm of Ernst & Young LLP served as auditors for the Company for the fiscal year ended March 31, 2003. Effective May 7, 2004, the Company dismissed Ernst & Young LLP and engaged the accounting firm of Rehmann Robson as its new independent public accountants. The decision to change Maxco’s accounting firm was approved by the audit committee of the board of directors on May 6, 2004 and reported on Form 8-K/A dated May 7, 2004. Rehmann Robson served as auditors for the Company for the fiscal years ended March 31, 2005 and March 31, 2004.
     For the two years ended March 31, 2005 and 2004, the Company’s auditors billed the Company for its services as follows:
Audit Fees. 2005           $57,500 for aggregate fees billed for professional services rendered by Rehmann Robson for the audit of the Company’s annual financial statements for the year ended March 31, 2005 and the reviews of the financial statements included in the Company’s quarterly reports filed with the Securities and Exchange Commission during the year.
Audit Fees 2004           $54,500 for aggregate fees billed for professional services rendered by Rehmann Robson for the audit of the Company’s annual financial statements for the year ended March 31, 2004.

2004           $25,500 for aggregate fees billed for professional services by Ernst & Young, LLP rendered for the reviews of the financial statements included in the Company’s quarterly reports filed with the Securities and Exchange Commission during the year.
Audit-Related Fees.       There were no such fees.
Tax Fees.                       There were no such fees.
All Other Fees.              There were no such fees.
     There were no additional fees billed for services to the Company other than the above.
     The Audit Committee of the Company’s Board of Directors is of the opinion that the provision of services described above was compatible with maintaining the independence of Rehmann Robson and Ernst & Young LLP. In 2004, the Audit Committee revised its charter to comply with the mandates of the Sarbanes-Oxley Act of 2002 and related rules and regulations of the Securities and Exchange Commission, including pre-approval policies and procedures. All services rendered to the Company by the Company’s auditors for the years ended March 31, 2004, and March 31, 2005 were permissible under applicable laws and regulations, and were pre-approved by the Audit Committee.

PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)(3)Listing of Exhibits

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

-Subsidiaries of the Registrant (included with Form 10-K filed July 14, 2005)

-Consent of Independent Registered Public Accounting Firm—Rehmann Robson (included with Form 10-K filed July 14, 2005)

-Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP (included with Form 10-K filed July 14, 2005)

-Consent of Independent Registered Public Accounting Firm—Moore Stephens Doeren Mayhew (included with Form 10-K filed July 14, 2005)

-Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

-Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

-Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

-Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.

(d)	Financial Statement Schedules

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date July 28, 2005	MAXCO, INC.
	By	/s/ VINCENT SHUNSKY
Vincent Shunsky, Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)

MAXCO, INC.
ANNUAL REPORT ON FORM 10-K/A
EXHIBIT INDEX

Exhibit No.	Description
21	* Subsidiaries of the Registrant

23.1	* Consent of Independent Registered Public Accounting Firm—Rehmann Robson (Form S-8 filed June 2, 1992 – File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539)

23.2	* Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP (Form S-8 filed June 2, 1992 – File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539)

23.3	* Consent of Independent Registered Public Accounting Firm—Moore Stephens Doeren Mayhew (Form S-8 filed June 2, 1992 – File No. 33-48351 and Form S-8 filed November 19, 1998 – File No. 333-67539)

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.

*	Included with Maxco, Inc. Form 10-K filed July 14, 2005