Form 10-Q
period 2005-06-30
MAXCO INC
filed 2005-08-18
CIK 78966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2005
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005
Common Stock	3,446,995 shares

MAXCO, INC.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	June 30,
	2005	March 31,
	(Unaudited)	2005
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,401	$1,781
Restricted cash—Note 3	750	—
Accounts and notes receivable, less allowance of $150,000 ($128,000 at March 31, 2005)	6,458	6,605
Inventories—Note 9	646	534
Prepaid expenses and other	405	223

Total Current Assets	9,660	9,143

Property and Equipment—Note 1
Land	564	437
Buildings	8,192	5,997
Machinery, equipment, and fixtures	30,634	30,052

	39,390	36,486
Allowances for depreciation	(19,880)	(18,018)

	19,510	18,468

Other Assets
Investments	1,014	878
Notes and contracts receivable and other	761	996
Real estate investments held for sale	1,427	1,850
Real estate held for sale	3,275	—
Accounts receivable, related parties—Note 11	407	407
Intangibles	1,424	1,424

	8,308	5,555

	$37,478	$33,166

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Maxco, Inc. and Subsidiaries

	June 30,
	2005	March 31,
	(Unaudited)	2005
	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable—Note 6	$4,067	$2,091
Accounts payable	4,816	3,870
Employee compensation	1,666	1,711
Incentive compensation	825	650
Taxes, interest, and other liabilities	3,899	3,850
Current maturities of long-term obligations	5,142	4,959

Total Current Liabilities	20,415	17,131

Long -Term Obligations, Less Current Maturities—Notes 1 and 6	7,856	7,070

Total Liabilities	28,271	24,201

Stockholders’ Equity
Preferred stock:
Series Three: 10% cumulative redeemable, $60 face value; 14,784 shares issues and outstanding	678	678
Series Four: 10% cumulative redeemable, $51.50 face value; 46,414 shares issues and outstanding	2,390	2,390
Series Five: 10% cumulative redeemable, $120 face value; 6,648 shares issues and outstanding	798	798
Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, issued — none	—	—

	3,866	3,866

Common stock, $1 par value; 10,000,000 shares authorized, 3,446,995 shares issued and outstanding	3,447	3,447
Accumulated other comprehensive loss	(23)	(38)
Retained earnings	1,917	1,690

Total Stockholders’ Equity	9,207	8,965

	$37,478	$33,166

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Three Months Ended June 30,
	2005	2004
	(in thousands, except per share data)
Net Sales	$11,448	$11,367
Costs and Expenses:
Cost of sales and operating expenses	7,114	7,370
Selling, general and administrative	2,900	2,778
Depreciation and amortization	752	744

	10,766	10,892

Operating Earnings	682	475
Other Income (Expense)
Investment, interest, and other income (loss), net	(2)	135
Gain on sale of assets	2	1
Interest expense	(353)	(407)

Net Income	329	204
Less preferred stock dividends	(102)	(102)

Net Income Applicable to Common Stock	$227	$102

Net Income Per Common Share—Basic and Diluted	$0.07	$0.03

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Maxco, Inc. and Subsidiaries
(Unaudited)

	Number of
	Common			Accumulated
	Shares	Preferred	Common	Comprehensive	Retained
	Outstanding	Stock	Stock	Loss	Earnings	Totals
	(in thousands, except number of common shares outstanding)
Balances at April 1, 2005	3,446,995	$3,866	$3,447	$(38)	$1,690	$7,721
Net income for the period					329	329
Unrealized gain on swap agreement				15		15

Total Comprehensive income						344
Preferred stock dividends					(102)	(102)

Balances at June 30, 2005	3,446,995	$3,866	$3,447	$(23)	$1,917	$9,207

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Three Months Ended June 30,
	2005	2004
	(in thousands)
Operating Activities
Net income	$329	$204
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investment	30	—
Net gains	(2)	(1)
Depreciation and amortization	752	744
Changes in operating assets and liabilities	734	948

Net Cash Provided By Operating Activities	1,843	1,895

Investing Activities
Collections on notes receivable	116	993
Purchases of property and equipment	(582)	(131)
Purchase of subsidiaries	(342)	—
Other	42	16

Net Cash (Used In) Provided By Investing Activities	(766)	878

Financing Activities
Proceeds from new debt obligation	—	2,700
Net proceeds from (repayments on) line of credit	379	(941)
Net repayments on other debt obligations	(1,086)	(3,751)

Net Cash Used In Financing Activities	(707)	(1,992)

Increase in Cash and Cash Equivalents	370	781
Cash and Cash Equivalents at Beginning of Period	1,781	78

Cash and Cash Equivalents at End of Period	$2,151	$859

Supplemental cash flows disclosure:
Interest paid	$310	$183

See notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
June 30, 2005
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in Maxco’s annual report on Form 10-K for the year ended March 31, 2005.
In May 2005, Maxco acquired the stock of Ledges Commerce Park (“Ledges”) for $200,000 plus the assumption of certain liabilities from L/M Associates (“L/M”), an entity that Maxco has a 50% ownership interest. Maxco accounts for its interest in L/M as real estate investment held for sale. As a result of the above transaction, Maxco has recorded the assets acquired at their fair value, (all such assets are held for sale) and recorded the liabilities assumed at the amount at which they are expected to be settled. The effect of this transaction essentially grosses up the assets and liabilities on Maxco’s balance sheet. The amount expected to be realized upon sale, net of related liabilities, is approximately $340,000, which is the fair value less costs to sell recorded as of year end. This transaction effectively gives Maxco full control over the disposition of assets and the settlement of the liabilities as it relates to Ledges.
Also, in May 2005, Atmosphere Annealing (“Atmosphere”) acquired the stock of BCGW, Inc. (“BCGW”) for $200,000. BCGW owns the buildings that house Atmosphere’s operating facilities in Lansing, Michigan. The spouse of Maxco’s president, Max Coon, was a 25% owner of BCGW. At the acquisition date BCGW had $1.2 million in property and equipment and $1.0 million in debt. The results of operations include the operations of these entities from their acquisition dates. Such operating results are insignificant.
The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Maxco’s sales and operating results have varied substantially from quarter to quarter. Net heat treating sales are typically lower in the second and third quarters. The most significant factors affecting these fluctuations are the seasonal buying patterns of the Company’s heat treating customers due to a customer changeover and the reduced number of business days during the holiday season. In addition, the timing of acquisitions or the occasional sale of corporate investments may cause substantial fluctuations of operating results from quarter to quarter. Maxco expects its net sales and operating results to continue to fluctuate from quarter to quarter.
Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the presentation used at June 30, 2005.
NOTE 2 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2005	2004
	(in thousands, except per share data)
NUMERATOR:
Net income	329	204
Preferred stock dividends	(102)	(102)

Numerator for basic and diluted earnings per share—income available to common stockholders	$227	$102

DENOMINATOR:
Denominator for basic and diluted earnings per share—weighted average shares	3,447	3,101

BASIC AND DILUTED EARNINGS PER SHARE	$0.07	$0.03

NOTE 3 – RESTRICTED CASH
At June 30, 2005 the Company had restricted cash of $750,000 held as collateral under its $2.7 million debt facility.
NOTE 4 – COMPREHENSIVE INCOME
The components of comprehensive income for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended
	June 30,
	2005	2004
	(in thousands)
Net income	$329	$204
Unrealized gain on swap agreement	15	64

Comprehensive income	$344	$268

Accumulated other comprehensive loss, net of related tax benefits at June 30, 2005 and March 31, 2005, consists of an unrealized loss on an interest rate swap agreement.
NOTE 5 – INDUSTRY SEGMENT INFORMATION
The following summarizes Maxco’s industry segment information:

	June 30,	March 31,
	2005	2005
	(in thousands)
Identifiable Assets:
Heat treating	$28,201	$27,081
Corporate and other	6,836	3,357
Investments and advances	2,441	2,728

Total Identifiable Assets	$37,478	$33,166

	Three Months Ended
	June 30,
	2005	2004
	(in thousands)
Net Sales:
Heat treating	$11,448	$11,367
Corporate and other	—	—

Total Net Sales	$11,448	$11,367

Operating Earnings (Loss):
Heat treating	$1,306	$963
Corporate and other	(624)	(488)

Total Operating Earnings (Loss)	$682	$475

Depreciation and Amortization Expense:
Heat treating	$745	$736
Corporate and other	7	8

Total Depreciation and Amortization Expense	$752	$744

Capital Expenditures:
Heat treating	$575	$131
Corporate and other	7	—

Total Capital Expenditures	$582	$131

Accounting policies of the business segments are consistent with those described in the summary of significant accounting policies (see Note 1).

Identifiable assets are those assets that are used to carry out Maxco’s operations in its heat treating segment. Corporate assets are principally cash, notes receivable, investments, and corporate office properties.
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
NOTE 6 – DEBT
At June 30, 2005 Atmosphere had a $6 million line of credit facility. This facility is secured by Atmosphere’s assets. The amount that can be borrowed under this facility is dependent on certain accounts receivable levels at Atmosphere. At June 30, 2005, based on these specific collateral levels, Atmosphere could borrow up to $3.4 million under its line of credit, approximately $917,000 of which was borrowed. The agreement matures in August 2005 and, as such, outstanding borrowings are recorded as current in the accompanying balance sheets.
In addition, the Company has a debt facility of $2.7 million that requires interest only payments and matures in June 2006. Maxco is in the process of negotiating an agreement to sell its corporate office building. The proceeds from the sale are expected to be used to reduce the debt facility to $1.95 million.
A summary of the Company’s debt obligations as of June 30, 2005 and March 31, 2005 is as follows:

	June 30,	March 31,
	2005	2005
	(in thousands)
Short term obligations:
Notes payable (various interest rates)	$1,516	$1,554
Mortgage notes payable (prime +3%)	1,634	—
Revolving line of credit (LIBOR + 2.0%)	917	537

	$4,067	$2,091

Long term obligations:
Term notes (various variable interest rates)	$4,252	$4,930
Mortgage notes payable (various variable interest rates)	5,907	4,962
Equipment purchase contracts and capitalized lease obligations (various interest rates)	1,451	1,791
Subordinated debt (fixed rate of 10.00%)	346	346
Other amounts due on real estate held for sale	1,042	—

	12,998	12,029
Less current maturities	5,142	4,959

	$7,856	$7,070

Maxco had provided the guarantee of certain debt obligations of certain real estate and other investments in an aggregate amount of approximately $2.0 million as of March 31, 2005. The Company’s real estate affiliates continue to operate under a forbearance agreement with a lender. In order to avoid foreclosure of the real estate assets that secure these loans, Maxco, as guarantor, agreed to purchase, through a subsidiary, the real estate secured by the Ledges land and buildings. As a result of the Company’s purchase of Ledges Commerce Park and its two buildings, a $1.8 million liability, which had been guaranteed, was assumed directly by the Company and is now included in short term debt in the accompanying June 30, 2005 balance sheet. At June 30, 2005, the debt balance approximated $1.6 million and as a result of a condominium unit sale subsequent to June 30, 2005, this balance was reduced to approximately $1.5 million. Subsequent to June 30, 2005 the Company agreed to indemnify Max A. Coon for any amounts he would be required to pay as a result of personal guarantees he had on the Company’s real estate entities that were made for the sole benefit of the Company. Such indemnification is subject in some situations to certain contingencies. Management estimates the amount of these guarantees to be up to $8.6 million. Based on negotiations with a certain lender, the Company does not believe that there is any unusual degree of risk related to the remaining guarantees of approximately $200,000 and any amounts the Company would have to pay due to the indemnification of Max A. Coon because of sufficient underlying asset values supporting the respective debt obligations and other conditions of such indemnification.
Additionally, the Company has recorded in the accompanying financial statements amounts that had been previously identified as guarantees. The amounts so recorded aggregated approximately $197,000 and $249,000 as of June 30, 2005 and March 31, 2005, respectively.
The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although there is concern about the Company’s ability to operate as a going concern due to current debt service requirements and recurring losses, management believes it has substantially reduced the risk as debt previously in default has been refinanced and the Company’s exposures relative to outstanding guarantees have been substantially eliminated. The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will continue to be dependent upon its future operating performance. This dependency will be subject to financial, business and other factors, certain of which, such as prevailing economic conditions, are beyond the Company’s control. The Company believes that funds generated by its operations, funds available under its credit facilities, and funds that could be available under other credit facilities will be sufficient to finance near term capital needs, as well as to fund existing operations for the reasonably foreseeable future. Additionally, the Company has long term equity investments that could be liquidated to meet its debt service requirements.
NOTE 7 – FEDERAL INCOME TAXES
The Company assumed the utilization of net operating loss carryforwards to offset taxable income in the first quarter of fiscal 2006.
NOTE 8 – PREFERRED STOCK DIVIDENDS
Effective January 1, 2002, the Maxco Board of Directors suspended the payment of dividends on all preferred stock. These dividend payments have been accrued in the accompanying financial statements and totaled approximately $1.5 million at June 30, 2005.
NOTE 9 – INVENTORIES
     Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

	June 30,	March 31,
	2005	2005
	(in thousands)
Raw materials	$498	$329
Work in progress	100	157
Finished goods	48	48

	$646	$534

NOTE 10 – REAL ESTATE INVESTMENT (DISCONTINUED AND HELD FOR SALE)
Maxco has ownership interests ranging from 31-50% in primarily two LLC’s that have been involved in the development and ownership of real estate in central Michigan. In 2003, the Company’s affiliated entity, L/M Associates II, sold substantially all of the properties in its real estate portfolio. Pursuant to the terms of the sale agreement, in July 2004, L/M Associates exercised its option to require the managing member of the acquired entity to repurchase its 16% interest in the acquiring entity. To date this requirement has not been satisfied and L/M Associates intends to aggressively pursue other collection remedies.
NOTE 11 – ACCOUNTS RECEIVABLE AND PAYABLE—RELATED PARTIES
Accounts receivable, related parties consists primarily of unsecured cash advances to officers, stockholders, and affiliates. Certain of the amounts are non-interest bearing. The ultimate settlement of the balances is generally expected to be made in cash, although not necessarily within the next year.
Vincent Shunsky, Vice President, is indebted to the Company in the principal amount of approximately $127,000. The indebtedness was incurred at various times prior to April 2002 for the purchase of affiliate company stock and personal use. This debt carries interest rates up to 8%. As of June 30, 2005 the amount outstanding was approximately $175,000 including accrued interest. In October 2004 the Company entered into a Retention Agreement with Mr. Shunsky to provide him with a bonus of $200,000 to retain his services until at least March 31, 2006. Should he leave the employ of the Company prior to that date the bonus must be repaid. The Company is expensing the bonus ratably during the retention period.
In April 2004 the Company entered into an incentive agreement with the President of its wholly-owned subsidiary Atmosphere Annealing, Inc. The agreement provides for compensation to the officer based on the increased value, as defined, of the subsidiary by March 31, 2006. The incentive is equal to 1% of the first $25 million in value plus 10% above that base amount. Any incentive so earned is payable by Maxco, Inc. in cash assuming a sale by March 31, 2006. If no such sale occurs by that date, at the option of Maxco the incentive is payable in cash or its equivalent in stock of Atmosphere Annealing, Inc. held by Maxco. As party to the agreement, Maxco, Inc. is recognizing incentive compensation expense on a pro-rata basis under the terms of the agreement. As of June 30, 2005, the amount accrued was $825,000, including $175,000 charged to operations during the quarter then ended.
In June 2003, the Company assumed a lease with CJC Leasing, a limited liability company in which Company President Max A. Coon is a member, from Contractor Supply Incorporated, the purchaser of the Company’s formerly wholly owned subsidiary, Ersco Corporation. At June 30, 2005 the amount owed to CJC Leasing was approximately $1.3 million.
Included in accounts payable is $108,000 at both June 30, 2005 and March 31, 2005 that is due to entities in which Mr. Coon has an interest.
NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.
When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of the SFAS 154 will have a significant impact on its results of operations.
In December 2004, the FASB issued SFAS 123(R), “Share-Based Payments,” which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement Statement No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, the Company will implement SFAS 123(R) in the reporting period starting April 1, 2006. The Company expects that SFAS 123(R) will not have a significant impact on its financial statements. At the present time, management has not yet determined which valuation method it will use.
The FASB has proposed amending SFAS 128, “Earnings per Share,” to make it consistent with International Accounting Standard 33, “Earnings per Share”, and make earnings per share, or EPS, computations comparable on a global basis. Under the proposed amendment, the year-to-date EPS computation would be performed independently from the quarterly computations. Additionally, for all contracts that may be settled in either cash or shares of stock, companies must assume that settlement will occur by the issuance of shares for purposes of computing diluted EPS, even if they intend to settle by paying cash or have a history of cash-only settlements, regardless of who controls the means of settlement. Lastly, under the proposed amendment, shares that will be issued upon conversion of a mandatory convertible security must be included in the weighted-average number of shares outstanding used in computing basic EPS from the date that conversion becomes mandatory, using the if-converted method, regardless of whether the result is anti-dilutive. The proposed amended standard was expected to be issued during the first quarter of 2005. However, the FASB has not yet finalized the revised effective date of the proposed amendment or its transition provisions. Retrospective application in all periods presented would be required, and could require the restatement of previously reported EPS. The Company does not expect the provisions of the amended SFAS 128 will have a significant impact on its results of operations.
In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be de-recognized and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. This Interpretation, once approved, is expected to be effective as of the end of the first fiscal year ending after December 15, 2005. The Company is currently evaluating the impact this proposed Interpretation would have on its results of operations.
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
Principles of Consolidation and Transactions With Affiliates
The consolidated financial statements include the accounts of Maxco, Inc. and its majority owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Investments in greater than 20% owned unconsolidated investments are accounted for under the equity method. Investments in less than 20% owned affiliates are accounted for under the cost method, with the exception of Integral Vision, Inc., which continues to be accounted for under the equity method because of its representation on Integral Vision’s Board of Directors. Transactions with equity affiliates are in the ordinary course of business and are generally conducted on an arm’s-length basis. Certain investments in equity affiliates and other activities may be between related parties and are generally conducted on an arm’s-length basis.
Maxco had provided the guarantee of certain debt obligations of certain real estate and other investments in an aggregate amount of approximately $2.0 million as of March 31, 2005. The Company’s real estate affiliates continue to operate under a forbearance agreement with a lender. In order to avoid foreclosure of the real estate assets that secure these loans, Maxco, as guarantor, agreed to purchase, through a subsidiary, the real estate secured by the Ledges land and building. As a result of the Company’s purchase of Ledges Commerce Park and its two buildings, a $1.8 million liability, which had been guaranteed, was assumed directly by the Company and is now included in short term debt in the accompanying June 30, 2005 balance sheet. At June 30, 2005, the debt balance approximated $1.6 million and as a result of a condominium unit sale subsequent to June 30, 2005, this balance was reduced to approximately $1.5 million.

Subsequent to June 30, 2005 the Company agreed to indemnify Max A. Coon for any amounts he would be required to pay as a result of personal guarantees he had on the Company’s real estate entities that were made for the sole benefit of the Company. Such indemnification is subject in some situations to certain contingencies. Management estimates the amount of these guarantees to be up to $8.6 million. Based on negotiations with a certain lender, the Company does not believe that there is any unusual degree of risk related to the remaining guarantees of approximately $200,000 and any amounts the Company would have to pay due to the indemnification of Max A. Coon because of sufficient underlying asset values supporting the respective debt obligations and other conditions of such indemnification.
Additionally, the Company has recorded in the accompanying financial statements amounts that had been previously identified as guarantees. The amounts so recorded aggregated approximately $197,000 and $249,000 as of June 30, 2005 and March 31, 2005, respectively.
In May 2005, Maxco acquired the stock of Ledges Commerce Park (“Ledges”) for $200,000 plus the assumption of certain liabilities from L/M Associates (“L/M”), an entity that Maxco has a 50% ownership interest. Maxco accounts for its interest in L/M as real estate investment held for sale. As a result of the above transaction, Maxco has recorded the assets acquired at their fair value (all such assets are held for sale) and recorded the liabilities assumed at the amount at which they are expected to be settled. The effect of this transaction essentially grosses up the assets and liabilities on Maxco’s balance sheet. The amount expected to be realized upon sale, net of related liabilities, is approximately $340,000, which is the fair value less costs to sell recorded as of year end. This transaction effectively gives Maxco full control over the disposition of assets and the settlement of the liabilities as it relates to Ledges.
Also, in May 2005, Atmosphere Annealing (“Atmosphere”) acquired the stock of BCGW, Inc. (“BCGW”) for $200,000. BCGW owns the buildings that house Atmosphere’s operating facilities in Lansing, Michigan. The spouse of Maxco’s president, Max Coon, was a 25% owner of BCGW. At the acquisition date BCGW had $1.2 million in property and equipment and $1.0 million in debt. The results of operations include the operations of these entities from their acquisition dates. Such operating results are insignificant.
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
Revenue Recognition
The Company recognizes service revenue and revenue from product sales upon transfer of title, which is upon shipment. An estimate of reserves is recorded, if material, for anticipated reworks and credit memos that will be issued on sales recognized to date. SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.
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
During 2005, the Company performed the impairment tests of its goodwill, indefinite-long-lived intangibles, and other long-lived assets required by SFAS No. 142 and No. 144. The Company’s tests indicated that the fair value of its heat treating segment, which was determined by using discounted cash flows and market multiples, exceeded the carrying value. As a result, the Company did not record an impairment charge for this segment in the accompanying financial statements. The Company will continue to perform an impairment review on an annual basis (or more frequently if impairment indicators arise).
Derivative Financial Instruments
The Company applies hedge accounting pursuant to SFAS 133, as amended, with respect to interest rate swap agreements. Accordingly, changes in the fair value of the swap are reported as a component of other comprehensive income and are not included in operating results.
MATERIAL CHANGES IN FINANCIAL CONDITION
Cash provided by operating activities amounted to $1.8 million for the three months. Earnings, after non-cash adjustments, generated $1.1 million while changes in working capital components generated $734,000.
Investing activities during the period used cash of $766,000. Specifically, Maxco purchased an entity that owns two buildings and Atmosphere acquired BCGW, the entity that owns the buildings that house Atmosphere’s operating facilities in Lansing, Michigan. These two acquisitions used $342,000 of cash. Atmosphere purchased approximately $575,000 of equipment during the quarter and Maxco received payments on certain notes receivable, primarily $106,000 from Integral Vision, Inc.
Cash used in financing activities amounted to $707,000 during the quarter ended June 30, 2005. Atmosphere borrowed an additional $379,000 on its line of credit. The Company repaid $1.1 million on other debt obligations.
Overall, the Company’s working capital deficit (defined as current assets less current liabilities) increased from $8.0 million at March 31, 2005 to $10.8 million at June 30, 2005.
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
At June 30, 2005, the 2,410,183 shares of Integral Vision common stock that Maxco owns had an aggregate market value of approximately $3.4 million. Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented as the Company maintains representation on Integral Vision’s Board of Directors.
At June 30, 2005, the 2,837,089 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $128,000. Maxco’s investment in Provant is reflected in Maxco’s financial statements under the cost method as an available-for-sale security as the Company owns less than 20% of Provant’s outstanding stock.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2005 Compared to 2004
Net sales increased to $11.5 million compared to $11.4 million in last year’s first quarter. First quarter results reflect operating earnings of $682,000 compared to $475,000 for the comparable period in 2004. Net income was $329,000 or

$0.07 per share after preferred dividends assuming dilution compared to last year’s net income of $204,000 or $.03 per share after preferred dividends assuming dilution.
Sales and operating earnings for the three months ending June 30, 2005 and 2004 by the Company’s heat treating and corporate and other segments were as follows:

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004
		Operating		Operating
	Net Sales	Earnings (Loss)	Net Sales	Earnings (Loss)
	(in thousands)
Heat treating	$11,448	$1,306	$11,367	$963
Corporate and other	—	(624)	—	(488)

	$11,448	$682	$11,367	$475

Consolidated gross profit (net sales less cost of sales and operating expenses) increased to $4.3 million from $4.0 million. Gross margin (gross profit as a percentage of sales) increased to 38% from 35%. Atmosphere experienced an increase in net sales due to increased volume from existing customers as well as an expanded customer base. Offsetting this increase was decreased business with Honda of America Manufacturing, Inc. Gross margin increased primarily as a result of decreased sales to Honda. By agreement, the Company is required to purchase and bill Honda for the steel used in the heat treating process resulting in lower margins. Atmosphere experienced increases in employee related expenses of $210,000 and natural gas of $236,000.
Selling, general, and administrative increased to $2.9 million from $2.8 million. Maxco recognized $175,000 of compensation expense under the terms of an incentive agreement with the President of Atmosphere.
Depreciation and amortization expenses were comparable to the prior year.
As a result of the above, operating earnings increased to $685,000 from $475,000 in the prior year.
Investment, interest, and other income, net decreased from income of $135,000 to a loss of $2,000. The current quarter includes a loss related to Ledges of approximately $12,000. In the prior year quarter, Atmosphere received a discount of $94,000 as a result of paying off a note.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. While approximately $5.6 million of Maxco’s debt carries a fixed rate of interest, the Company entered into an interest rate swap agreement based on a notional amount of $2.7 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate short and long term borrowings of $12.1 million at June 30, 2005. A 1% increase from the prevailing interest rates at June 30, 2005 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by approximately $121,000 based on principal balances at June 30, 2005.
Atmosphere experiences fluctuations in the price of natural gas used in the heat treating process. To the extent feasible in light of competitive factors, the Company has offset these fluctuations through selective price adjustments.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer believe Maxco’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), are effective. This conclusion was reached after an evaluation of these controls and procedures as of June 30, 2005.

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
Item 6 Exhibits
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

MAXCO, INC.
Date: August 18, 2005	/s/ VINCENT SHUNSKY
Vincent Shunsky, Vice President-Finance
and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

Exhibit 31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

Exhibit 32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

Exhibit 32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.