Form 10-Q
period 2005-09-30
MAXCO INC
filed 2005-11-14
CIK 78966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock	3,446,995 shares

MAXCO, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	September 30, 2005	March 31, 2005
	(Unaudited)
	(in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$928	$1,781
Restricted cash—Note 3	750	—
Accounts and notes receivable, less allowance of
$180,000 ($128,000 at March 31, 2005)	7,154	6,605
Inventories—Note 9	854	534
Prepaid expenses and other	414	223
Total Current Assets	10,100	9,143

Property and Equipment—Note 1
Land	564	437
Buildings	8,220	5,997
Machinery, equipment, and fixtures	30,954	30,052
	39,738	36,486
Allowances for depreciation	(20,600)	(18,018)
	19,138	18,468

Other Assets
Investments	1,014	878
Notes and contracts receivable and other	719	996
Real estate investments held for sale	1,427	1,850
Real estate held for sale	2,997	—
Accounts receivable, related parties—Note 11	407	407
Intangibles	1,424	1,424
	7,988	5,555

	$37,226	$33,166

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Maxco, Inc. and Subsidiaries

	September 30, 2005	March 31, 2005
	(Unaudited)
	(in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable—Note 6	$3,719	$2,091
Accounts payable	3,663	3,870
Employee compensation	1,856	1,711
Incentive compensation	1,000	650
Taxes, interest, and other liabilities	3,987	3,850
Current maturities of long-term obligations	5,303	4,959
Total Current Liabilities	19,528	17,131

Long-Term Obligations, Less Current Maturities—Notes 1 and 6	7,265	7,070
Total Liabilities	26,793	24,201

Stockholders' Equity
Preferred stock:
Series Three: 10% cumulative redeemable, $60 face
value; 14,784 shares issued	678	678
Series Four: 10% cumulative redeemable, $51.50 face
value; 46,414 shares issued	2,390	2,390
Series Five: 10% cumulative redeemable, $120 face
value; 6,648 shares issued	798	798
Series Six: 10% cumulative callable, $160 face
value; 7,812.5 shares issued	1,250	—
	5,116	3,866
Common stock, $1 par value; 10,000,000 shares
authorized, 3,446,995 shares issued and outstanding	3,447	3,447
Accumulated other comprehensive loss	(9)	(38)
Retained earnings	1,879	1,690
Total Stockholders' Equity	10,433	8,965
	$37,226	$33,166

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Three Months Ended September 30,
	2005	2004
	(in thousands, except per share data)
Net Sales	$11,396	$11,156
Costs and Expenses:
Cost of sales and operating expenses	7,312	7,345
Selling, general and administrative	2,893	2,732
Depreciation and amortization	780	743
	10,985	10,820
Operating Income	411	336
Other Income (Expense)
Investment, interest, and other income (loss), net	37	16
Gain on sale of assets	—	56
Interest expense	(384)	(358)
Income Before Equity in Loss of Affiliates	64	50
Equity in loss of affiliates	—	—
Net Income	64	50
Less preferred stock dividends	(102)	(102)
Net Loss Applicable to Common Stock	$(38)	$(52)

Net Loss Per Common Share—Basic and Diluted	$(0.01)	$(0.02)

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Six Months Ended September 30,
	2005	2004
	(in thousands, except per share data)
Net Sales	$22,844	$22,523
Costs and Expenses:
Cost of sales and operating expenses	14,426	14,715
Selling, general and administrative	5,793	5,510
Depreciation and amortization	1,532	1,487
	21,751	21,712
Operating Income	1,093	811
Other Income (Expense)
Investment, interest, and other income (loss), net	35	151
Gain on sale of assets	2	57
Interest expense	(737)	(765)
Income Before Equity in Loss of Affiliates	393	254
Equity in loss of affiliates, net of tax	—	—
Net Income	393	254
Less preferred stock dividends	(204)	(204)
Net Income Applicable to Common Stock	$189	$50

Net Income Per Common Share—Basic and Diluted	$0.05	$0.02

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Maxco, Inc. and Subsidiaries
(Unaudited)

	Number of Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Comprehensive Loss	Retained Earnings	Totals
	(in thousands, except number of common shares outstanding)

Balances at April 1, 2005	3,446,995	$3,866	$3,447	$(38)	$1,690	$8,965
Net income for the period					393	393
Unrealized gain on swap agreement				29		29
Total Comprehensive income						422
Issuance of preferred stock		1,250				1,250
Preferred stock dividends					(204)	(204)
Balances at September 30, 2005	3,446,995	$5,116	$3,447	$(9)	$1,879	$10,433

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Maxco, Inc. and Subsidiaries
(Unaudited)
	Six Months Ended September 30,
	2005	2004
	(in thousands)
Operating Activites
Net income	$393	$254
Adjustments to reconcile net income to net cash
provided by operating activites:
Loss on investment	30	—
Net gains	(2)	(57)
Depreciation and other non-cash items	1,532	1,487
Changes in operating assets and liabilities	(1,260)	616
Net Cash Provided By Operating Activities	693	2,300

Investing Activities
Collections on notes receivable	125	1,003
Sale of buildings	278	—
Purchase of subsidiaries	(342)	—
Purchases of property and equipment	(988)	(537)
Other	74	65
Net Cash (Used In) Provided By Investing Activities	(853)	531

Financing Activities
Net proceeds from (repayments on) line of credit	1,574	(752)
Net repayments on other debt obligations	(1,517)	(1,834)
Net Cash Provided By (Used In) Financing Activities	57	(2,586)

(Decrease) Increase in Cash and Cash Equivalents	(103)	245
Cash and Cash Equivalents at Beginning of Period	1,781	78
Cash and Cash Equivalents at End of Period	$1,678	$323

Supplemental cash flow disclosure:
Interest paid	$789	$724

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
September 30, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in Maxco's annual report on Form 10-K for the year ended March 31, 2005.

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

Also, in May 2005, Atmosphere Annealing (“Atmosphere”) acquired the stock of BCGW, Inc. (“BCGW”) for $200,000. BCGW owns the buildings that house Atmosphere’s operating facilities in Lansing, Michigan. The spouse of Maxco’s president, Max A. Coon, was a 25% owner of BCGW. At the acquisition date BCGW had $1.2 million in property and equipment and $1.0 million in debt. The results of operations include the operations of these entities from their acquisition dates. Such operating results are insignificant.

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although there is concern about the Company’s ability to operate as a going concern due to current debt service requirements, management believes it has substantially reduced the risk as debt previously in default has been refinanced and operating earnings continue to improve. The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will continue to be dependent upon its future operating performance. This dependency will be subject to financial, business and other factors, certain of which, such as prevailing economic conditions, are beyond the Company’s control. The Company believes that funds generated by its operations, funds available under its credit facilities, and funds that could be available under other credit facilities will be sufficient to finance near term capital needs, as well as to fund existing operations for the reasonably foreseeable future. Additionally, the Company has long term equity investments that could be liquidated to meet its debt service requirements.

NOTE 2 - EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
NUMERATOR:	(in thousands, except per share data)
Net income	$64	$50	$393	$254
Preferred stock dividends	(102)	(102)	(204)	(204)
Numerator for basic and diluted earnings per share—
income (loss) available to common stockholders	$(38)	$(52)	$189	$50
DENOMINATOR:
Denominator for basic and diluted earnings per
share—weighted average shares	3,447	3,101	3,447	3,101
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$(0.02)	$0.05	$0.02

NOTE 3 - RESTRICTED CASH
At September 30, 2005 the Company had restricted cash of $750,000 held as collateral under its $2.7 million debt facility.

NOTE 4 - COMPREHENSIVE INCOME
The components of comprehensive income for the three months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$64	$50	$393	$254
Unrealized gain on swap agreement	14	14	29	78
Comprehensive income	$78	$64	$422	$332

Accumulated other comprehensive loss, net of related tax benefits at September 30, 2005 and March 31, 2005, consists of an unrealized loss on an interest rate swap agreement.

NOTE 5 - INDUSTRY SEGMENT INFORMATION
The following summarizes Maxco’s industry segment information:

	September 30, 2005	March 31, 2005
	(in thousands)
Identifiable Assets:
Heat treating	$28,673	$27,081
Corporate and other	6,112	3,357
Investments and advances	2,441	2,728
Total Identifiable Assets	$37,226	$33,166

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net Sales:
Heat treating	$11,396	$11,156	$22,844	$22,523
Corporate and other	—	—	—	—
Total Net Sales	$11,396	$11,156	$22,844	$22,523

Operating Earnings (Loss):
Heat treating	$1,061	$705	$2,367	$1,668
Corporate and other	(650)	(369)	(1,274)	(857)
Total Operating Earnings	$411	$336	$1,093	$811

Depreciation and Amortization Expense:
Heat treating	$773	$735	$1,518	$1,471
Corporate and other	7	8	14	16
Total Depreciation and Amortization Expense	$780	$743	$1,532	$1,487

Capital Expenditures:
Heat treating	$400	$406	$975	$537
Corporate and other	6	—	13	—
Total Capital Expenditures	$406	$406	$988	$537

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

NOTE 6 - DEBT

At September 30, 2005 Atmosphere had a $6 million line of credit facility. This facility is secured by Atmosphere’s assets. The amount that can be borrowed under this facility is dependent on certain accounts receivable levels at Atmosphere. At September 30, 2005, based on these specific collateral levels, Atmosphere could borrow up to $3.9 million under its line of credit, approximately $2.1 million of which was borrowed. The agreement matures in August 2006 and, as such, outstanding borrowings are recorded as current in the accompanying balance sheets.

In addition, the Company has a debt facility of $2.7 million that requires interest only payments and matures in June 2006. Maxco is in the process of negotiating an agreement to sell its corporate office building. The proceeds from the sale are expected to be used to reduce the debt facility to $1.95 million.

A summary of the Company’s debt obligations as of September 30, 2005 and March 31, 2005 is as follows:

	September 30, 2005	March 31, 2005
	(in thousands)
Short term obligations:
Notes payable (various interest rates)	$289	$1,554
Mortgage notes payable (prime +3%)	1,319	—
Revolving line of credit (LIBOR + 1.6%)	2,111	537
	$3,719	$2,091

Long term obligations:
Term notes (various variable interest rates)	$3,594	$4,930
Mortgage notes payable (various variable interest rates)	5,829	4,962
Equipment purchase contracts and capitalized lease obligations (various interest rates)	1,759	1,791
Subordinated debt (fixed rate of 10.00%)	346	346
Other amounts due on real estate held for sale	1,040	—
	12,568	12,029
Less current maturities	5,303	4,959
	$7,265	$7,070

Maxco had provided the guarantee of certain debt obligations of certain real estate and other investments in an aggregate amount of approximately $2.0 million as of March 31, 2005. The Company’s real estate affiliates continue to operate under a forbearance agreement with a lender. In order to avoid foreclosure of the real estate assets that secure these loans, Maxco, as guarantor, agreed to purchase, through a subsidiary, the real estate secured by the Ledges land and buildings. As a result of the Company’s purchase of Ledges Commerce Park and its two buildings, a $1.8 million liability, which had been guaranteed, was assumed directly by the Company and is now included in short term debt in the accompanying September 30, 2005 balance sheet. At September 30, 2005, the debt balance approximated $1.3 million as proceeds from the sale of two condominium units reduced the outstanding debt balance accordingly. At September 30, 2005 approximately $125,000 in guarantees remain from the original $2.0 million guaranteed at March 31, 2005. The guarantee of $125,000 is anticipated to be eliminated by fiscal year end with the completion of a sale transaction for the subject property.

On August 11, 2005 the Company agreed to indemnify Max A. Coon, chairman and president of the Company, for any amounts he would be required to pay as a result of personal guarantees he provided for the benefit of the Company’s real estate entities. Management estimates the amount of these guarantees to be up to $6.7 million. See Note 13 — Subsequent Events for further disclosure on such indemnification.

The Company has recorded in the accompanying financial statements additional amounts that had been identified as guarantees prior to March 31, 2005. The amounts so recorded aggregated approximately $153,000 and $249,000 as of September 30, 2005 and March 31, 2005, respectively.

NOTE 7 - FEDERAL INCOME TAXES

The Company assumed the utilization of net operating loss carryforwards to offset taxable income in the first six months of fiscal 2006.

NOTE 8 - PREFERRED STOCK DIVIDENDS

Effective January 1, 2002, the Maxco Board of Directors suspended the payment of dividends on all preferred stock. These dividend payments have been accrued in the accompanying financial statements and totaled approximately $1.6 million at September 30, 2005.

NOTE 9 - INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

	September 30, 2005	March 31, 2005
	(in thousands)
Raw materials	$650	$329
Work in progress	204	157
Finished goods	—	48
	$854	$534

NOTE 10 - REAL ESTATE INVESTMENT (DISCONTINUED AND HELD FOR SALE)
Maxco has ownership interests ranging from 31-50% in primarily two LLC’s that have been involved in the development and ownership of real estate in central Michigan. In 2003, the Company’s affiliated entity, L/M Associates II, sold substantially all of the properties in its real estate portfolio. Pursuant to the terms of the sale agreement, in July 2004, L/M Associates (L/M) exercised its option to require the managing member of the acquired entity to repurchase its 16% interest in the acquiring entity. To date this requirement has not been satisfied and L/M Associates intends to aggressively pursue other collection remedies. L/M has entered into an agreement under a purchase option with a non-related individual to purchase L/M’s membership interest in the acquiring entity of its former real estate portfolio by July 6, 2006.

NOTE 11 - ACCOUNTS RECEIVABLE AND PAYABLE—RELATED PARTIES
Accounts receivable, related parties consists primarily of unsecured cash advances to officers, stockholders, and affiliates. Certain of the amounts are non-interest bearing. The ultimate settlement of the balances is generally expected to be made in cash, although not necessarily within the next year.

Vincent Shunsky, Vice President, is indebted to the Company in the principal amount of approximately $127,000. The indebtedness was incurred at various times prior to April 2002 for the purchase of affiliate company stock and personal use. This debt carries interest rates up to 8%. As of September 30, 2005 the amount outstanding was approximately $176,000 including accrued interest. In October 2004 the Company entered into a Retention Agreement with Mr. Shunsky to provide him with a bonus of $200,000 to retain his services until at least March 31, 2006. Should he leave the employ of the Company prior to that date the bonus must be repaid. The Company is expensing the bonus ratably during the retention period.

In April 2004 the Company entered into an incentive agreement with the President of its wholly-owned subsidiary Atmosphere Annealing, Inc. The agreement provides for compensation to the officer based on the increased value, as defined, of the subsidiary by March 31, 2006. The incentive is equal to 1% of the first $25 million in value plus 10% above that base amount. Any incentive so earned is payable by Maxco, Inc. in cash assuming a sale by March 31, 2006. If no such sale occurs by that date, at the option of Maxco the incentive is payable in cash or its equivalent in stock of Atmosphere Annealing, Inc. held by Maxco. As party to the agreement, Maxco, Inc. is recognizing incentive compensation expense on a pro-rata basis under the terms of the agreement. As of September 30, 2005, the amount accrued was $1.0 million, including $350,000 charged to operations during the six months then ended.

In June 2003, the Company assumed a lease with CJC Leasing, a limited liability company in which Mr. Coon is a member, from Contractor Supply Incorporated, the purchaser of the Company’s formerly wholly owned subsidiary, Ersco Corporation. As a result, the parties agreed to reduce the amount then owed by the Company to Contractor Supply Incorporated by $2.3 million. Subsequently, in the first quarter 2005, the Company issued 250,000 shares of restricted common stock of the Company to Contractor Supply Incorporated, and 95,800 shares of restricted common stock of the Company to Master Works Foundation, Inc.(a non-profit corporation in which the sole shareholder of Contractor Supply Incorporated is a one-third member) in exchange for further reduction of the amount owed by the Company to Contractor Supply Incorporated by $1.383 million. This Company debt owed to Contractor Supply Incorporated was subsequently assigned by Contractor Supply Incorporated to Ambassador Steel Corporation, and then by Ambassador Steel Corporation to its President, Daryle E. Doden. On September 30, 2005, Mr. Doden assigned this Company debt to EM Investors, LLC. EM Investors, LLC converted the Company payable, including all accrued interest, to 7,812.5 shares of the Company’s series six preferred stock. Mssers. Coon and Cross, are managers, and have indirect ownership interests, of 39.08% and 8.35%, respectively, of EM Investors, LLC.

Included in accounts payable is $108,000 at both September 30, 2005 and March 31, 2005 that is due to entities in which Mr. Coon has an interest.

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the FASB issued SFAS 154 “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not expect the provisions of the SFAS 154 will have a significant impact on the Company’s results of operations.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payments,” which replaces FASB Statement No.123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement Statement No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, the Company will implement SFAS123(R) in the reporting period starting April 1, 2006. Management expects that SFAS123(R) will not have a significant impact on the Company’s financial statements. At the present time, management has not yet determined which valuation method will be used.

The FASB has proposed amending SFAS 128, “Earning per Share,” to make it consistent with International Accounting Standard 33, “Earnings per Share,” and make earning per share, or EPS, computations comparable on a global basis. Under the proposed amendment, the year-to-date EPS computation would be preformed independently from the quarterly computations. Additionally, for all contracts that may be settled in either cash or shares of stock, companies must assume that settlement will occur by the issuance of shares for purposes of computing diluted EPS, even if they intend to settle by paying cash or have a history of cash-only settlements, regardless of who controls the means settlement. Lastly, under the proposed amendment, shares that will be issued upon conversion of a mandatory convertible security must be included in the weighted-average number of shares outstanding used in computing basic EPS from the date that the conversion becomes mandatory, using the if-converted method, regardless of whether the result is anti-dilutive. The proposed amended standard was expected to be issued during the first quarter of 2005. However, the FASB has not yet finalized the revised effective date of the proposed amendment or its transition provisions. Retrospective application in all periods presented would be required, and could require the restatement of previously reported EPS. Management does not expect the provisions of the amended SFAS 128 will have significant impact on the Company’s results of operations.

In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Provisions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be derecognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. This Interpretation, once approved, is expected to be effective as of the end of the first fiscal year ending after December 15, 2005. Management is currently evaluating the impact this imposed Interpretation would have on the Company’s results of operations.

NOTE 13 - SUBSEQUENT EVENTS
Settlement Agreement and Indemnification

Effective October 27, 2005, Maxco, Inc. (the Company) entered into a Settlement Agreement with American Realty Equities, Inc. (American), Capital Center Associates, LLC, (Capital Center), L/M Associates, LLC (L/M) and Max A. Coon relating to property and the related mortgage on such property owned by Capital Center. Capital Center is majority owned by L/M which is 50% owned by Maxco, Inc.

The Settlement Agreement relates to a promissory note dated February 21, 2001, which was in default and guaranteed by Max A. Coon, the Company’s President and Chief Executive Officer, and others. American purchased the interest of Charter One Bank as lender of the promissory note which was in the original principal amount of approximately $10 million. On August 11, 2005, the Company agreed to indemnify Max A. Coon for any amounts he would be required to pay as result of personal guarantees he had on the Company’s real estate entities that were made for the sole benefit of the Company. American commenced an action in March 2005 to foreclose the construction mortgage and an action to enforce the guarantee against Max Coon and the other guarantors.

Without admitting any liabilities or fault, and to avoid the expense and uncertainties of litigation, the parties settled the litigation as detailed in the Settlement Agreement.

In summary, the Settlement Agreement states that the total amount to be paid to American is $8.5 million if paid on or before September 1, 2006.

If not paid by September 1, 2006 the parties agreed that the amount to be paid to American is the sum of the real estate proceeds upon sale of the property net of certain costs detailed in the Settlement Agreement plus an amount equal to sixty percent of the amount obtained by subtracting the real property proceeds from the amount due under the loan documents. If an insolvency event by Capital Center is instituted before payment on or before September 1, 2006 the total amount to be paid to American is $5.0 million plus American shall receive the proceeds derived from the sale or disposition of the property in the insolvency proceeding.

Management estimates the maximum exposure under this guarantee to American is approximately $5.0 million.

In addition, the Company agreed to indemnify Max A. Coon for any amount he would be required to pay for a $1.7 million guarantee resulting from the sale of its major real estate portfolio.

The Company does not believe that there is any unusual degree of risk related to the indemnification of these guarantees made by Max Coon because of sufficient underlying asset values supporting the respective debt obligation and other conditions of such indemnification, as such no amounts have been accrued for such guarantees as of September 30, 2005.

Board Resolution
On November 8, 2005, the Company’s Board of Directors resolved that the recommendation of the special committee (appointed by the Board of Directors to explore the possibility of deregistration of the Company as an SEC reporting company), to effect a 1 for 1,000 reverse stock split followed immediately by a 1,000 for 1 forward stock split of the Company’s common stock, as set forth on the proposed Certificate of Amendment to the Articles of Incorporation (“Proposed Transaction and Amendment”), is advisable, fair, and in the best interests of the Company and all its shareholders, including all unaffiliated shareholders. The Board further resolved that the Proposed Transaction and Amendment, and the proposed Certificate of Amendment to the Articles of Incorporation are approved. In addition, the Company will call a Special Meeting of the Company’s shareholders to vote upon: (i) the Proposed Transaction and Amendment; and (ii) whether to grant the Company’s Board of Directors the discretionary authority to adjourn the Special Meeting, if necessary, to satisfy the conditions of completing the Proposed Transaction and Amendment, including for the purpose of soliciting proxies to vote in favor of effectuating the Proposed Transaction and Amendment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Maxco had provided the guarantee of certain debt obligations of certain real estate and other investments in an aggregate amount of approximately $2.0 million as of March 31, 2005. The Company’s real estate affiliates continue to operate under a forbearance agreement with a lender. In order to avoid foreclosure of the real estate assets that secure these loans, Maxco, as guarantor, agreed to purchase, through a subsidiary, the real estate secured by the Ledges land and buildings. As a result of the Company’s purchase of Ledges Commerce Park and its two buildings, a $1.8 million liability, which had been guaranteed, was assumed directly by the Company and is now included in short term debt in the accompanying September 30, 2005 balance sheet. At September 30, 2005, the debt balance approximated $1.3 million as proceeds from the sale of two condominium units reduced the outstanding debt balance accordingly. At September 30, 2005 approximately $125,000 in guarantees remain from the original $2.0 million guaranteed at March 31, 2005. The guarantee of $125,000 is anticipated to be eliminated by fiscal year end with the completion of a sale transaction for the subject property.

On August 11, 2005 the Company agreed to indemnify Max A. Coon for any amounts he would be required to pay as a result of personal guarantees he provided for the benefit of the Company’s real estate entities. Management estimates the amount of these guarantees to be up to $6.7 million. See Note 13 — Subsequent Events for further disclosure on such indemnification.

The Company has recorded in the accompanying financial statements additional amounts that had been identified as guarantees prior to March 31, 2005. The amounts so recorded aggregated approximately $153,000 and $249,000 as of September 30, 2005 and March 31, 2005, respectively.

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

Goodwill, Intangible and Other Long-Lived Assets
Property, plant, and equipment, and certain other definite-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the asset will be useful to the Company.

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

During 2005, the Company performed the impairment tests of its goodwill, indefinite-long-lived intangibles, and other long-lived assets required by SFAS No. 142 and No. 144. The Company's tests indicated that the fair value of its heat treating segment, which was determined by using discounted cash flows and market multiples, exceeded the carrying value. As a result, the Company did not record an impairment charge for this segment in the accompanying financial statements. The Company will continue to perform an impairment review on an annual basis (or more frequently if impairment indicators arise).

Derivative Financial Instruments
The Company applies hedge accounting pursuant to SFAS 133, as amended, with respect to interest rate swap agreements. Accordingly, changes in the fair value of the swap are reported as a component of other comprehensive income and are not included in operating results.

MATERIAL CHANGES IN FINANCIAL CONDITION
Cash provided by operating activities amounted to $693,000 for the six months. Earnings, after non-cash adjustments, generated $2.0 million while changes in working capital components used $1.3 million.

Investing activities during the period used cash of $853,000. Specifically, Maxco purchased an entity that owns two buildings and Atmosphere acquired BCGW, the entity that owns the buildings that house Atmosphere’s operating facilities in Lansing, Michigan. These two acquisitions used $342,000 of cash. Ledges sold two buildings for approximately $278,000. These proceeds were used to reduce debt. Atmosphere purchased approximately $988,000 of equipment during the quarter and Maxco received payments of $125,000 on certain notes receivable, primarily $106,000 from Integral Vision, Inc.

Cash provided by financing activities amounted to $57,000 during the six months ended September 30, 2005. Atmosphere borrowed an additional $1.6 million on its line of credit. The Company had net repayments of $1.5 million on other debt obligations.

Overall, the Company’s working capital deficit (defined as current assets less current liabilities) increased from $8.0 million at March 31, 2005 to $9.4 million at September 30, 2005.

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

At September 30, 2005, the 2,410,183 shares of Integral Vision common stock that Maxco owns had an aggregate market value of approximately $4.1 million. Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented as the Company maintains representation on Integral Vision’s Board of Directors.

At September 30, 2005, the 2,837,089 shares of Provant common stock that Maxco owns had an aggregate market value of approximately $57,000. Maxco’s investment in Provant is reflected in Maxco’s financial statements under the cost method as an available-for-sale security as the Company owns less than 20% of Provant’s outstanding stock.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2005 Compared to 2004
Net sales increased to $11.4 million compared to $11.2 million in last year’s second quarter. Second quarter results reflect operating income of $411,000 compared to $336,000 for the comparable period in 2004. Net income was $64,000 or a loss of $0.01 per share after preferred dividends assuming dilution compared to last year’s income of $50,000 or a loss of $0.02 per share after preferred dividends assuming dilution.

Sales and operating earnings for the three months ending September 30, 2005 and 2004 by the Company’s heat treating and corporate and other segments were as follows:

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
	Net Sales	Operating Earnings (Loss)	Net Sales	Operating Earnings (Loss)
	(in thousands)
Heat treating	$11,396	$1,061	$11,156	$705
Corporate and other	—	(650)	—	(369)
	$11,396	$411	$11,156	$336

Atmosphere experienced an increase in net sales due to increased volume from existing customers as well as an expanded customer base. Partially offsetting this increase was decreased business with a certain major customer.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased to $4.1 million from $3.8 million, primarily as a result of the increased sales. Atmosphere experienced increases in employee related expenses of $260,000 and general factory supplies of $75,000. Gross margin (gross profit as a percentage of sales) increased to 36% from 34%. Gross margin increased primarily as a result of decreased sales to a certain major customer. By agreement, the Company is required to purchase and bill this customer for the steel used in the heat treating process resulting in lower margins.

Selling, general, and administrative increased to $2.9 million from $2.7 million in the prior year period. Maxco recognized $175,000 of compensation expense under the terms of an incentive agreement with the President of Atmosphere. Bad debt expense at Atmosphere decreased $91,000. Atmosphere made an adjustment in the prior year period to provide for receivables that were no longer expected to be collected.

As a result of the above, operating earnings increased to $411,000 from $336,000 in last year’s comparable period.

Investment, interest, and other income (loss), net increased from $16,000 to $37,000. In the current quarter, the Company recorded income of $26,000 from consulting services that the Company provides to Integral Vision.

Interest expense was comparable to the prior year.

Six Months Ended September 30, 2005 Compared to 2004
Net sales increased to $22.8 million compared to $22.5 million in last year’s comparable period. Results from this period reflect operating earnings of $1.1 million compared to $811,000 for the comparable period in 2004. Net income was $393,000 or $0.05 per share after preferred dividends assuming dilution compared to last year’s $254,000 or $0.02 per share after preferred dividends assuming dilution.

Sales and operating earnings for the six months ended September 30, 2005 and 2004 by the Company’s heat treating and corporate and other segments were as follows:

	Six Months Ended September 30, 2005		Six Months Ended September 30, 2004
	Net Sales	Operating Earnings (Loss)	Net Sales	Operating Earnings (Loss)
	(in thousands)
Heat treating	$22,844	$2,367	$22,523	$1,668
Corporate and other	—	(1,274)	—	(857)
	$22,844	$1,093	$22,523	$811

Atmosphere experienced an increase in net sales due to increased volume from existing customers as well as an expanded customer base. Partially offsetting this increase was decreased business with a certain major customer.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased to $8.4 million from $7.8 million, primarily as a result of the increased sales. Gross margin (gross profit as a percentage of sales) increased to 37% from 35%. Gross margin increased primarily as a result of decreased sales to a certain major customer. By agreement, the Company is required to purchase and bill this customer for the steel used in the heat treating process resulting in lower margins. Atmosphere experienced increases in employee related expenses of $470,000, general factory supplies of $184,000, and natural gas and electric of $207,000.

Selling, general, and administrative increased to $5.8 million from $5.5 million in the prior year period. Maxco recognized $350,000 of compensation expense under the terms of an incentive agreement with the President of Atmosphere. Atmosphere experienced reductions in the cost of general insurances of approximately $56,000, building rental of $35,000, and professional services of $26,000. Additionally, bad debt expense at Atmosphere decreased $74,000. Atmosphere made an adjustment in the prior year period to provide for receivables that were no longer expected to be collected. Conversely, Atmosphere experienced higher employee related costs of $102,000, state income taxes of $23,000, and legal of $15,000 over the prior year period.

As a result of the above, operating earnings increased to $1.1 million from $811,000 in last year’s comparable period.

Investment, interest, and other income (loss), net decreased from $151,000 to $35,000. Atmosphere received a discount of $94,000 as a result of paying off a note in the prior year period.

Interest expense was comparable to the prior year

Gain on sale of assets includes $57,000 for a gain on sale of a building in the prior year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. While approximately $3.7 million of Maxco’s debt carries a fixed rate of interest, the Company entered into an interest rate swap agreement based on a notional amount of $2.7 million to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest payments without changing the notional principal amount. The Company had total outstanding variable rate short and long term borrowings of $10.5 million at September 30, 2005. A 1% increase from the prevailing interest rates at September 30, 2005 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by approximately $105,000 based on principal balances at September 30, 2005.

Atmosphere experiences fluctuations in the price of natural gas used in the heat treating process. To the extent feasible in light of competitive factors, the Company has offset these fluctuations through selective price adjustments.

ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer believe Maxco’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), are effective. This conclusion was reached after an evaluation of these controls and procedures as of September 30, 2005.

PART II — OTHER INFORMATION

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

Item 6. Exhibits

3	Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

3.2	First Amendment to the By-laws is hereby incorporated by reference from Form 8-k dated November 14, 2005.

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

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

10.38
Settlement Agreement between and among American Realty Equities, Inc., Capital Center Associates, L.L.C., L/M Associates, LLC, Max A. Coon, and Maxco, Inc. dated October 27, 2005 is hereby incorporated by reference from Form 8-K dated November 2, 2005.

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

MAXCO, INC.

Date: November 14, 2005	/s/ VINCENT SHUNSKY
Vincent Shunsky, Vice President-Finance and Treasurer (Principal Financial and Accounting Officer)