Form 10-K/A
period 2005-03-31
MAXCO INC
filed 2006-02-03
CIK 78966

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of the registrant’s common stock, $1.00 par value per share, held by non-affiliates of the registrant on September 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,421,666 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. At June 30, 2005, there were 3,446,995 outstanding shares of the Registrant's common stock.

Documents Incorporated By Reference

Portions of the annual proxy statement for the year ended March 31, 2005 are incorporated by reference into Part III.

MAXCO, INC.
ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

On November 18, 2005, we filed a Schedule 13E-3 and a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) pertaining to a proposed “going private” transaction. In the preliminary proxy, we incorporated by reference certain portions of the 10-K for the year ended March 31, 2005. We are amending certain portions of our Form 10-K, originally filed with the SEC on July 14, 2005 and amended on July 28, 2005, in response to comments received from the SEC.

PART I

ITEM 1 - BUSINESS
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

Since Atmosphere is a service business, inventory levels for this segment are traditionally small and consist mainly of steel inventory, various lubricants and other materials used in the heat treating, phosphate coating or bar shearing and sawing process. The majority of heat treating services are completed on customer owned parts shipped to Atmosphere’s plants for heat treating. Title to these parts does not transfer to Atmosphere and therefore customer owned parts heat treated by Atmosphere are not included in Atmosphere Annealing Inc.’s inventory. Inventories of this segment represent 100% of Maxco’s total inventories at March 31, 2005.

Atmosphere Annealing is a service provider, not a manufacturer. With one exception, the parts processed are customer owned parts and therefore the right to return is not a material issue. Extended payment terms are not provided to customers.

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

In early 2002, Maxco, as managing member of L/M Associates, which is the managing member of L/M Associates II, began negotiations to sell substantially all of the properties in the real estate portfolio of L/M Associates II. In June 2002, L/M Associates II entered into an agreement to sell substantially all of the properties within the Master LLC to an outside investor. The transaction was approved by more than 75% of the member interests in July 2002. This transaction was completed in January 2003. As part of this transaction, L/M Associates agreed to reinvest a portion of its distributable share of the proceeds to acquire approximately a 16% interest in the acquiring entity. Pursuant to the agreement, in July 2004, L/M Associates exercised its option to require the managing member of the acquiring entity to repurchase L/M’s 16% interest. To date this requirement has not been satisfied and L/M Associates intends to aggressively pursue other collection remedies against the managing member of the acquiring entity.

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

For additional information regarding the Company's discontinued operations, see Note 13 to "Notes to Consolidated Financial Statements."

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

(A)	Annual rent for these buildings amounted to approximately $250,000 for the year ended March 31, 2005. Subsequent to March 31, 2005, Atmosphere Annealing acquired the company that owns these buildings
(B)	Subject to a mortgage
(C)	Maxco is in the process of negotiating an agreement to sell this property to an outside party for $1.0 million. The proceeds will be used to reduce debt.

ITEM 3 - LEGAL PROCEEDINGS
None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Maxco's common stock trades on the Nasdaq SmallCap Market under the symbol MAXC. The approximate number of record holders of Maxco's common stock at June 30, 2005 was 500.

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

	At March 31:
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

Material Trends and Uncertainties

Caution Concerning Forward Looking Statements and Certain Risks Related to Our Business and Our Company — Safe Harbor Statements
This report contains statements reflecting the Company's views about its future performance, its financial condition, its markets and many other matters that constitute "forward-looking statements." These views involve risks and uncertainties that are difficult to predict and may cause the Company's actual results and/or expectations about various matters to differ significantly from those discussed in such forward-looking statements. All statements, other than statements of historical fact included in this annual report, regarding our strategy, future operations, financial condition, expected results and costs, new business, estimated revenues and losses, prospects and plans are forward-looking statements. When used in this annual report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this annual report and we undertake no obligation to update such information. Readers should consider that various factors may affect whether actual results and experience correspond with our forward-looking statements and that many of these factors also represent risks attendant to owning securities in the Company, including the following:

•
Dependence on Automotive Industry and Industry Cyclicality— The industries in which we operate depend upon general economic conditions and are highly cyclical. Our performance is affected particularly by new vehicle sales, which can be highly sensitive to changes in interest rates, consumer confidence and fuel costs. We experience sales declines during the third and fourth calendar quarter as a result of scheduled OEM shutdowns.

•
Customer Concentration— Our base of customers is concentrated among original equipment manufacturers as well as Tier I and Tier II suppliers in North America. The loss of business from a major customer, the discontinuance of particular vehicle models or a change in regulations or auto consumer preferences could materially adversely affect us. In addition, certain of our customers have suffered financial distress, which may materially adversely impact us as well in terms of the potential for lost revenue and/or uncollectible accounts receivable.

•
Ability to Finance Capital Requirements— Our business is capital intensive. We have made substantial capital investments to improve capacity and productivity and to meet customer requirements. More investment is required to maintain and expand our future business awards. If we are unable to meet future capital requirements, our business may be materially adversely affected.

•
Increases in Energy Costs— Increases in energy costs could negatively affect our financial health and results. To the extent feasible, in light of competitive factors, we have offset these fluctuations through selective price adjustments.

•	Increases in Healthcare Costs— Increases in our healthcare costs could negatively affect our financial health and results.

•
Our Industries are Highly Competitive— Continuing trends among our customers will increase competitive pressures in our businesses. The continuing trend towards limiting outside suppliers involves significant risks, as well as opportunities, and has increased competition. We have experienced and may continue to experience adverse pricing pressures as a result.

•
Changing Technology— Our processes are subject to changing technology, which could place us at a competitive disadvantage relative to alternative processes introduced by competitors. We may require significant ongoing and recurring additional capital expenditures to remain competitive.

•	Changing Processes— A change in a foundry’s mold line may eliminate the need for heat treating by controlled cooling in mold which would have a materially adverse affect on our business.

•
Dependence on Key Personnel and Relationships— We depend on the services of key individuals, particularly our executive officers and senior managers. The loss of any key individual could materially and adversely harm us.

•	Labor Stoppages — Our customers or suppliers may be subject to work stoppages at their facilities, which could materially and adversely harm us.

•
Outsourcing Trend— Our strategies may not succeed if anticipated outsourcing fails to materialize to the extent we have assumed. Principal risks to continued outsourcing are union/labor considerations and objections.

•	Offshoring Trend— Our customers could relocate their manufacturing facilities out of the United States which could materially and adversely harm us.

•	Environmental Matters— Our business may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Market Opportunities and Growth Strategies

We believe that the following favorable market factors will present opportunities for future growth:

•	Companies are focusing on core competencies and outsourcing non-core processes such as heat treating and coating.

•	In some cases, our customers are consolidating their supply base.

•	Foreign automakers are locating manufacturing facilities in the United States.

Our strategy is to leverage our technical capabilities along with our solid reputation in the industry to (i) expand our relationship with our current customers through superior quality and customer service, and (ii) become a preferred supplier to the foreign automakers locating in the United States. Key elements of our strategy include the following:

•
Expand Capabilities.    By adding new capabilities in our existing plants we believe that we could secure new business from our existing customer base. By offering a “one-stop" shop we could significantly reduce logistical costs for our customers.

•
Provide Technical Expertise To Support Our Customers.    We believe that our technical expertise is one of our competitive advantages. We partner with our customers to find ways to improve quality and reduce cost.

•
Cost Savings Opportunities And Efficiency Improvements.    We have pursued, and will continue to pursue, cost savings that enhance our competitive position in serving our customers. We have made significant investments in material handling equipment in order to improve efficiency and to provide a safer environment for our employees.

•
Pursue Strategic Acquisitions.    We plan to pursue acquisitions that strategically expand our process capabilities and contribute to our geographic diversity and market share. Our ability to execute this element of our strategy may be limited by our capital resources.

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

RESULTS OF OPERATIONS

The following is a discussion of the major elements relating to Maxco's financial and operating results for 2005 compared with 2004, and 2004 compared with 2003. The comments that follow should be read in conjunction with Maxco's Consolidated Financial Statements and related notes thereto, contained in Part II, Item 8 of this report.

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

The increase in net sales at the heat treating segment (Atmosphere Annealing) was due to increased volume from existing customers as well as an expanded customer base. Existing customers generated an additional $3.3 million over the prior year and new customers added $1.3 million. The decrease in revenue at corporate was due to a reduction in rental income from the prior year as a result of the sale of a building in the prior year.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased $2.3 million to $16.3 million (36.0% of net sales) from $14.0 million (34.4% of net sales). The increase in Atmosphere Annealing’s sales accounted for $1.6 million of the increase in gross profit while the improvement in margin accounted for $700,000.

Selling, general, and administrative (“SG&A”) expenses increased to $11.4 million in 2005 from $11.0 million in 2004 as a result of the following factors: Atmosphere increased its provision for state and local income taxes by $273,000 and charged $186,000 to write off receivables that were deemed uncollectible. At the corporate level, the Company recorded a $650,000 expense in 2005 related to an incentive agreement. Corporate employee related costs and legal expenses were reduced by $376,000 and $173,000, respectively. The Company incurred fees to secure financing totaling $76,000 in 2005.

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

The increase in net sales at the heat treating segment was due to increased business with Honda of America Manufacturing, Inc. Existing customers generated an additional $3.2 million over the prior year and new customers added $766,000. The decrease in revenue at corporate was due to a reduction in rental income of $43,000 from 2003 as a result of the sale of a building in the third quarter.

Consolidated gross profit (net sales less cost of sales and operating expenses) saw a net increase of $502,000 to $14.0 million from $13.5 million. Consolidated gross margin (gross profit as a percentage of net sales) decreased to 34.4% from 36.7% which had a negative impact on gross profit of approximately $900,000. The increase in heat treating sales accounted for a $1.4 million improvement in gross profit. Reductions in the costs of labor ($476,000), supplies ($134,000), maintenance ($272,000), shipping ($87,000), and general factory costs ($224,000) were the primary factors contributing to the increased gross profit. Natural gas and nitrogen costs increased by $162,000 in 2004. Gross margin decreased primarily as a result of the increased sales to Honda. By agreement, the Company is required to purchase and bill Honda for the steel used in the heat treating process resulting in lower margins.

Selling, general, and administrative (“SG&A”) expenses decreased $300,000 or 2.7% to $11.0 million from $11.3 million as a result of the following factors: Employee insurance costs at Atmosphere increased approximately $650,000 in 2004. Corporate employee related costs of $202,000 and general insurance of $148,000 were reduced in 2004. The Company recorded a charge in 2003 of approximately $148,000 to write off certain assets related to the Company’s investments. Also in 2003 the Company incurred fees of approximately $138,000 charged by a primary lender and costs totaling $248,000 associated with efforts to secure alternative financing.

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

	Quarter Ended
	Fiscal 2004				Fiscal 2005
	6/30/03	9/30/03	12/31/03	3/31/04	6/30/04	9/30/04	12/31/04	3/31/05
	(in thousands, except per share data)
Net sales	$9,573	$9,189	$10,562	$11,474	$11,367	$11,156	$11,414	$11,427
Gross profit	3,421	3,119	3,376	4,108	3,997	3,811	3,977	4,540
Gain (loss) on sale of investments (1)	—	—	—	1,340	—	—	—	—
Loss on investments (2)	(283)	(57)	(26)	(749)	—	—	—	(610)
Equity in net income (loss) of affiliates, net of tax	-	(90)	50	(281)	—	—	—	—
Net income (loss)	122	(787)	(857)	(9)	204	50	212	(332)

Net income (loss) per common share—diluted:	$0.01	$(0.29)	$(0.31)	$(0.04)	$0.03	$(0.02)	$0.04	$(0.14)

(1)	Represents gains of $910,000 on the sale of land, $180,000 on the sale of Integral Vision stock, and adjustments to a note receivable to a realizable amount of $250,000.
(2)	Represents the following charges to recognize declines in the value of the Company’s investments that were deemed other than temporary:

	Quarter Ended
	Fiscal 2004				Fiscal 2005
	6/30/03	9/30/03	12/31/03	3/31/04	6/30/04	9/30/04	12/31/04	3/31/05
	(in thousands)
Robinson Oil	$—	$—	$—	$—	$—	$—	$—	$(260)
Real estate	—	—	—	(749)	—	—	—	(350)
Provant	(283)	(57)	(26)	—	—	—	—	—
	$(283)	$(57)	$(26)	$(749)	$—	$—	$—	$(610)

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

NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS
In December 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 46-R "Consolidation of Variable Interest Entities". This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and addresses consolidation by business enterprises of variable interest entities, more commonly known as "Special Purpose Entities" or "SPE's."  FIN 46-R requires existing unconsolidated variable interest entities' interests to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46-R also enhances the disclosure requirements related to variable interest entities. The interpretation is effective with respect to interests in variable interest entities created after January 31, 2003. For interests in variable interest entities created before February 1, 2003, the interpretation applies to the first interim or annual reporting period beginning after December 15, 2003. The Company reviewed the requirements of FIN 46-R and concluded that the provisions of FIN 46-R were not applicable to the Company. Accordingly, it is not expected that the provisions of FIN 46-R would have a material impact on financial position, results of operations, or cash flows of the Company.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The report of Ernst and Young LLP on the consolidated financial statements of Maxco for the fiscal year ended March 31, 2003 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports of Ernst & Young LLP on Maxco’s financial statements for the fiscal year ended March 31, 2003 contained a modification as to uncertainty concerning Maxco's ability to continue as a going concern.

The decision to change Maxco's accounting firm was approved by the Audit Committee of the Board of Directors on May 6, 2004.

In connection with the audit of Maxco's financial statements for the fiscal year ended March 31, 2003 and in the subsequent interim periods from March 31, 2003 through and including May 7, 2004, there were no disagreements between Maxco and its auditors, Ernst & Young LLP on any matter of accounting principles or practices, consolidated financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in its reports.

Maxco had not consulted with Rehmann Robson during the fiscal year ended March 31, 2003 or during the subsequent interim period from March 31, 2003 through and including May 7, 2004, on either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Maxco's consolidated financial statements.

ITEM 9A - CONTROLS AND PROCEDURES
a)    Evaluation of disclosure controls and procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported, in each case, within the time period specified by the SEC’s rules and regulations.

b)    Changes in internal controls

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s fourth quarter of the fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B - OTHER INFORMATION
None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is given regarding the directors and executive officers of the Company.

Name	Present Position with the Company and Principal Occupation	Age	Served as Director of Maxco Since

Max A. Coon	Director, President and Chairman of the Board of MAXCO, INC.	70	1969

Eric L. Cross	Executive Vice President and Secretary of MAXCO, INC.	62

Sanjeev Deshpande	Director of MAXCO, INC., President of Atmosphere Annealing, Inc., a Lansing, Michigan based provider of heat treating services which was acquired by Maxco, Inc. in January 1997.	47	2003

Joel I. Ferguson	Director of MAXCO, INC., President of F&S Development Company, a Lansing, Michigan based company which develops, contracts and/or owns and manages real estate properties.	66	1985

David R. Layton	Director of MAXCO, INC. and President of Layton & Richardson, P.C., a Lansing, Michigan based accounting firm.	65	2001

Samuel O. Mallory	Director of MAXCO, INC.; Retired in 1998 as a dentist who managed his own practice	72	2002

Vincent Shunsky	Vice President of Finance and Treasurer of MAXCO, INC.	56

All of the foregoing Directors and officers have been engaged in the principal occupation specified for the previous five (5) years:

The address and telephone number for each person named in the table is in care of Maxco, Inc., 1118 Centennial Way, Lansing, MI 48917, telephone number (517)321-3130.

During the past five years, none of the above named persons has been convicted in a criminal proceeding or has been a party to any judicial or administrative proceeding that resulted in a judgment, decree or final order enjoining him form future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal of state securities laws. All of the above named persons are citizens of the United States except Sanjeev Deshpande who is a citizen of the Republic of India.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Executive Officers or beneficial owners of over 10% of any class of the Company's equity securities to file certain reports regarding their ownership of the Company's securities or any changes in such ownership All such reports were filed on a timely basis during the fiscal year ended March 31, 2005. Max A. Coon , Daryle L. Doden, and ROI Capital Management, Inc. are beneficial owners of more then 10% of Maxco’s voting securities. See table under Item 12 for further disclosure of security ownership of certain beneficial owners and management.

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

ITEM 11 - EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Committee Report on Executive Compensation

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors (the "Committee") consisted of David R. Layton, Joel I. Ferguson and Samuel O. Mallory for the year ended March 31, 2005.

Overview and Philosophy

The Committee is responsible for developing and making recommendations to the Board with respect to the Company's executive compensation policies. In addition, the Compensation Committee, pursuant to authority delegated by the Board, determines on an annual basis the compensation to be paid to the Chief Executive Officer and each of the other executive officers of the Company.

The objectives of the Company's executive compensation program are to:

࿄	Support the achievement of desired Company performance.

࿄	Provide compensation that will attract and retain superior talent and reward performance.

࿄	Align the executive officers' interests with the success of the Company by placing a portion of pay at risk, with payout dependent upon corporate performance.

The executive compensation program provides an overall level of compensation opportunity that is competitive with companies of comparable size and complexity. The Compensation Committee will use its discretion to set executive compensation where in its judgment external, internal or an individual's circumstances warrant it.

Executive Officer Compensation Program

The Company's executive officer compensation program is comprised of base salary, annual cash incentive compensation, long-term incentive compensation in the form of stock options, and various benefits, including medical and deferred compensation plans, generally available to employees of the Company.

Base Salary

  Base salary levels for the Company's executive officers are competitively set relative to other comparable companies. In determining salaries the Committee also takes into account individual experience and performance.

Annual Incentive Compensation

  The Company's annual incentive program for executive officers and key managers provides direct financial incentives in the form of an annual cash bonus to executives to achieve the Company's annual goals. Goals for Company performance are set at the beginning of each fiscal year. In the year ended March 31, 2005, the following measures of Company performance were selected: net sales, operating earnings, consolidated net income, market penetration, and customer satisfaction.

Specific individual performance was also taken into account in determining bonuses, including meeting department goals, attitude, dependability, cooperation with co-workers, and creativity or ideas that benefit the Company.

Stock Option Program

The stock option program is the Company's long-term incentive plan for executive officers and key employees. The objectives of the program are to align executive and shareholder long-term interests by creating a strong and direct link between executive pay and shareholder return, and to enable executives to develop and maintain a significant, long-term stock ownership position in the Company's Common Stock.

On August 25, 1998, the Shareholders ratified an Employee Stock Option Plan to grant options on up to 500,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries. The options which may be granted under this plan may either qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code, as amended, or may be nonqualified options.

The stock option plan authorizes a committee of directors to award stock options to key employees, directors or agents of the Company. Stock options are granted at an option price equal to the fair market value of the Company's Common Stock on the date of grant, have ten year terms and can have exercise restrictions established by the Option Committee. Awards are made at a level calculated to be competitive with companies of comparable size and complexity.

Deferred Compensation

Effective January 1, 2005, the Maxco, Inc. 401(k) Employee Savings Plan was merged into Maxco’s wholly-owned subsidiary Atmosphere Annealing, Inc.’s 401(k) Plan which covers substantially all employees of the Company. The 401(k) plan is a "cash or deferred" plan under which employees may elect to contribute a certain portion of their annual compensation which they would otherwise be eligible to receive in cash. The Company has agreed to make a matching contribution in the percentages specified in the plan documents. In addition, a separate employer contribution may be made at the discretion of the Board. The plan does not contain an established termination date and it is not anticipated that it will be terminated at any time in the foreseeable future.

Benefits

The Company provides medical benefits to the executive officers that are generally available to Company employees. The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of salary for the year ended March 31, 2005.

Chief Executive Officer

  Max A. Coon has served as the Company's Chief Executive Officer since 1969. His base salary for the year ended March 31, 2005 was $250,000, which was deferred. No bonus was paid to Mr. Coon for 2005.

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

The Compensation Committee

David R. Layton
Joel I. Ferguson
Samuel O. Mallory

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and to the others whose compensation exceeded $100,000:

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary		Bonus	Other Annual Comp (1)	Options	All Other Comp (2)
Max A. Coon Chief Executive Officer	2005 2004 2003	250,000 200,000 200,000	(3)	0 0 0	300 200 300	0 0 0	0 1,000 3,600
Eric L. Cross Executive Vice President	2005 2004 2003	150,000 150,000 150,000		0 0 0	200 200 300	0 0 0	3,750 1,947 3,300
Vincent Shunsky Vice President of Finance	2005 2004 2003	150,000 150,000 150,000		0 0 25,000	200 200 300	0 0 0	3,750 3,788 3,550
Sanjeev Deshpande President of Atmosphere Annealing	2005 2004 2003	165,998 156,398 154,710		45,000 45,000 35,000	400 200 0	0 0 0	5,034 5,000 4,712
Lawrence O. Fields Controller	2005 2004 2003	95,000 90,000 90,000		20,000 15,000 18,000	0 0 0	0 0 0	3,925 2,633 1,296

(1)	Represents annual director fees. Messrs. Cross and Shunsky resigned as directors of the company on October 21, 2004.
(2)
Represents the Company's match of employee deferrals of currently earned income into the 401(k) Employee Savings Plan and a profit sharing contribution made by the Company for all of its eligible employees to the 401(k) Employee Savings Plan at the rate of 1% of eligible compensation.

(3)	Max A. Coon has deferred payment of his salary since December 1, 2003.

Options

The following table summarizes the value of the options held by the above named individuals at the year end. No options were granted to or exercised by the named individuals during the year ended March 31, 2005. All of the options held by the named individuals are presently exercisable.

Year End Option Values

Name and Principal Position	Number of Unexercised Options at Fiscal Year End	Value of Unexercised Options at Fiscal Year End
Max A. Coon Chief Executive Officer	0	0
Eric L. Cross Executive Vice President	42,500(1)	0
Vincent Shunsky Vice President of Finance	42,500(1)	0

(1)
Options granted by the Option Committee on 12/21/95 with an exercise price equal to the fair market value of the Company's Common Stock on the date of grant which was $8.00. These options were granted under the 1998 Stock Option Plan as part of the long-term incentive program for executive officers and key employees.

Equity Compensation Plan Information

The following table summarizes information as of March 31, 2005 regarding the Company's common stock reserved for issuance under the Company's Employee Stock Option Plan. The Company's Employee Stock Option Plan is its only equity compensation plan and was approved by the shareholders in 1998.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the Stock Option Plan (Excluding Securities Reflected in Column a)
Equity Compensation Plans Approved by Security Holders	132,500(1)	$7.74	470,000

(1)	Includes 102,500 issued under a prior stock option plan

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information as of June 30, 2005, as to the equity securities of the Company owned beneficially by beneficial owners of 5% or more of the Company's securities, by each Director and by Executive Officer, and by all Directors and Executive Officers of the Company as a group.

Each share of common stock entitles the holder thereof to one vote upon each matter to be voted on. Stockholders of series three preferred shares are entitled to 20 votes for each one of such shares. Series Four and Series Five Preferred Stock are both nonvoting. As of June 30, 2005, the Company had outstanding 3,446,995 shares of common stock and 14,784 shares of series three preferred stock for a total of 3,742,675 shareholder votes.

Name of Beneficial Owner	Title of Class	Sole Investment Power	Shared Investment Power(1)	% of Class(2)	Shared Voting Power	% of Total Votes
Max A. Coon (3)	Common Stock	878,456	948,693(4)	27.5%	948,693	25.3%
Eric L. Cross	Common Stock	168,775(5)	220,525(6)	6.3%	178,025	4.8%
Vincent Shunsky	Common Stock	118,392(5)	170,142(7)	4.9%	127,642	3.4%
Sanjeev Deshpande	Common Stock	45,089(8)	45,089(8)	1.3%	5,089	*
Joel I. Ferguson	Common Stock	0	0	*	0	*
David R. Layton	Common Stock	0	1,000(9)	*	1,000	*
Samuel O. Mallory	Common Stock	22,200	22,200	*	22,200	*
All Directors and Officers as a group, including the above seven people	Common Stock	1,232,912	1,407,649	39.4%	1,282,649	34.3%

ROI Capital Management, Inc.(10)	Common Stock	860,998	928,463(11)	26.9%	928,463	24.8%
Daryle L. Doden(12)	Common Stock	250,000(13)	345,800(14)	10.0%	345,800	9.2%
Andrew S. Zynda(15)	Common Stock	327,740	342,740	9.9%	342,740	9.2%
		2,671,650	3,024,652	84.7%	2,899,652	77.5%

Max A. Coon	Series Three Preferred Stock	169	3,409(16)	23.1%	68,180	1.8%
Vincent Shunsky	Series Three Preferred Stock	30	30	*	600	*

Max A. Coon	Series Four Preferred Stock [17]	7,000	7,000	15.1%	0
Andrew S. Zynda	Series Four Preferred Stock [17]	10,000	10,000	21.6%	0

Max A. Coon	Series Five Preferred Stock [17]	3,816	3,816	57.4%	0

*	Beneficial ownership does not exceed one percent (1%).
(1)	Includes Sole Investment Power as well as shares beneficially owned.
(2)	Calculated based on Shared Investment Power.
(3)	Mr. Coon’s address is 1118 Centennial Way, Lansing, Michigan 49817.
(4)	Includes 18,487 shares owned by Mr. Coon's immediate family and a proportionate share of 155,250 shares held by a general partnership in which Mr. Coon is a 1/3 partner.
(5)	Includes options to purchase 42,500 shares. Such options were not exercised as of June 30, 2005 and thus were not included in voting power.
(6)	Includes a proportionate share of 155,250 shares held by a general partnership in which Mr. Cross is a 1/3 partner.
(7)	Includes a proportionate share of 155,250 shares held by a general partnership in which Mr. Shunsky is a 1/3 partner.
(8)	Includes options to purchase 40,000 shares. Such options were not exercised as of June 30, 2005 and thus were not included in voting power.
(9)	Represents shares held in a pension fund of which Mr. Layton is one of the trustees.
(10)
Information obtained from Schedule 13D/A dated April 5, 2005 filed with the Securities and Exchange Commission. The address of ROI Capital Management, Inc. is 300 Drakes Landing Rd., Suite 175, Greenbrae, CA 94904.

(11)
Information obtained from Schedule 13D/A dated April 5, 2005 filed with the Securities and Exchange Commission. Includes 57,465 shares in a personal IRA of Mark T. Boyer and 10,000 shares in a personal IRA of Mitchell J. Soboleski. Messrs. Boyer and Soboleski are the owners of ROI Capital Management, Inc. and have dispositive authority of the reported securities held in advisory accounts of ROI Capital Management, Inc.

(12)	Mr. Doden’s address is 1610 S. Grandstaff Dr., Auburn, IN 46706 or P.O. Box 51, Auburn, IN 46706.
(13)	Represents shares in the name of Contractor Supply, Incorporated of which Mr. Doden owns 100%.
(14)	Includes 95,800 shares in the name of Master Works Foundation, Inc., an Indiana non-profit corporation in which Mr. Doden is one-third member.
(15)	Mr. Zynda’s address is Box 113, Corwin Road, Williamston, MI 48895.
(16)	Represents shares owned by a charitable foundation of which Mr. Coon is one of the trustees.
(17)	Series Four and Series Five Preferred Stock are both nonvoting.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2003 the Company assumed a lease with CJC Leasing, a limited liability company in which Mr. Coon is a member, from Contractor Supply Incorporated, the purchaser of the Company’s formerly wholly owned subsidiary, Ersco Corporation. Contractor Supply Incorporated was required under the lease to pay CJC Leasing an aggregate of approximately $2.3 million in monthly installment payments over a period of approximately 4 years. In exchange for the Company assuming Contractors Supply Incorporated’s lease payments to CJC Leasing, Contractors Supply Incorporated and the Company agreed to reduce the amount the Company owed Contractor Supply Incorporated by $2.3 million. The assumption of the lease obligations to CJC Leasing by the Company allowed the Company to retire a $2.3 million debt that was otherwise due and payable to Contractors Supply Incorporated, by making monthly payments of the approximate $2.3 million over four years. In addition, at June 30, 2005, $107,000 was due from Maxco to entities in which Mr. Coon has an interest.

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

In April 2005, the Company acquired BCGW, Inc. ("BCGW"), the entity that owns the buildings the Company currently leases in Lansing, Michigan. Max A. Coon’s spouse was a 25% shareholder of BCGW. At March 31, 2004, the Company owed BCGW $1.6 million on an outstanding loan obligation which carried an interest rate of 10%. In May 2004 Atmosphere retired that obligation; Atmosphere and BCGW entered into an agreement whereby BCGW agreed to accept as payment in full the remaining outstanding balance less a discount of approximately $94,000. The amount the Company charged to rent expense related to the two buildings leased from BCGW totaled approximately $253,000 and $373,000 for the years ended March 31, 2005 and 2004, respectively. Interest on the debt to BCGW totaled $3,000 and $181,000 for the years ended March 31, 2005 and 2004, respectively.

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

For the two years ended March 31, 2005 and 2004, the Company’s auditors billed the Company for its services as follows:

Audit Fees.    2005    $57,500 for aggregate fees billed for professional services rendered by Rehmann Robson for the audit of the Company’s annual financial statements for the year ended March 31, 2005 and the reviews of the financial statements included in the Company’s quarterly reports filed with the Securities and Exchange Commission during the year.

Audit Fees.   2004    $54,500 for aggregate fees billed for professional services rendered by Rehmann Robson for the audit of the Company’s annual financial statements for the year ended March 31, 2004.

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)--The response to this portion of Item 15 is submitted as a separate section of this report.
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

10.36	Incentive agreement between Sanjeev Deshpande and Maxco, Inc. dated April 20, 2004 is hereby incorporated by reference from Form 10-K dated July 13, 2004.
10.37	Business Loan Agreement between Capitol National Bank and Maxco, Inc. dated May 28, 2004 is hereby incorporated by reference from Form 10-K dated July 13, 2004.
21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm—Rehmann Robson (Form S-8 filed June 2, 1992 - File No. 33-48351 and Form S-8 filed November 19, 1998 - File No. 333-67539).
23.2	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP (Form S-8 filed June 2, 1992 - File No. 33-48351 and Form S-8 filed November 19, 1998 - File No. 333-67539).
23.3	Consent of Independent Registered Public Accounting Firm—Moore Stephens Doeren Mayhew (Form S-8 filed June 2, 1992 - File No. 33-48351 and Form S-8 filed November 19, 1998 - File No. 333-67539).
31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.

(b)	Exhibits
- Subsidiaries of the Registrant
- Consent of Independent Registered Public Accounting Firm—Rehmann Robson
- Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP
- Consent of Independent Registered Public Accounting Firm—Moore Stephens Doeren Mayhew
- Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e)
- Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e)
- Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350
- Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350

(c)	Financial Statement Schedules
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date February 3, 2006
MAXCO, INC.

By   /S/ LAWRENCE O. FIELDS

Lawrence O. Fields, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ MAX A. COON	February 3, 2006	President (Principal Executive Officer) and Director
Max A. Coon	Date

/S/ JOEL I. FERGUSON	February 3, 2006	Director
Joel I. Ferguson	Date

/S/ DAVID R. LAYTON	February 3, 2006	Director
David R. Layton	Date

/S/ SANJEEV DESHPANDE	February 3, 2006	Director
Sanjeev Deshpande	Date

/S/ SAMUEL O. MALLORY	February 3, 2006	Director
Samuel O. Mallory	Date

ANNUAL REPORT ON FORM 10-K

ITEM 15(a)(1) AND (2), (c), AND (d)

CONSOLIDATED FINANCIAL STATEMENTS

CERTAIN EXHIBITS

YEAR ENDED MARCH 31, 2005

MAXCO, INC.

LANSING, MICHIGAN

FORM 10-K--ITEM 15(a)(1) AND (2)

MAXCO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

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
Lansing, Michigan

We have audited the accompanying consolidated balance sheets of Maxco, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
Troy, Michigan
July 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors, Maxco, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Maxco, Inc. and subsidiaries for the year ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Integral Vision, Inc., (a corporation in which the Company had approximately a 24% interest) for the year ended December 31, 2002, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Integral Vision, Inc., it is based solely on their report.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Maxco, Inc. and subsidiaries’ operations and their cash flows for the year ended March 31, 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Maxco, Inc. will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, Maxco, Inc. is currently negotiating with third parties in an attempt to obtain alternative financing, which, in management’s opinion, would provide adequate cash flows to meet its debt service requirements. There can be no assurance that the Company will have sufficient funds to meet current debt service requirements. Uncertainties inherent in obtaining additional sources of funds raise substantial doubt about Maxco, Inc.’s ability to continue as a going concern. Management's intentions with respect to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 12 to the consolidated financial statements in 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, which changed its method of accounting for goodwill and indefinite-lived intangible assets, and SFAS No. 144, which separately reported discontinued operations for all years reported.

/s/ Ernst & Young LLP

Detroit, Michigan
June 11, 2003

CONSOLIDATED BALANCE SHEETS
MAXCO, INC. AND SUBSIDIARIES

	March 31,
	2005	2004
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,781	$78
Accounts receivable, less allowance of $128,000 in 2005 and $134,000 in 2004	6,605	7,629
Inventories—Note 1	534	408
Prepaid expenses and other	223	429
Total Current Assets	9,143	8,544

Marketable Securities—Note 1	2	2
Property and Equipment
Land	437	446
Buildings	5,997	6,170
Machinery, equipment, and fixtures	30,052	29,068
	36,486	35,684
Allowances for depreciation	(18,018)	(15,265)
	18,468	20,419
Other Assets
Investments—Note 9	878	1,138
Notes and contracts receivable and other, less allowance of $350,000 in 2004	994	1,338
Real estate investments held for sale—Note 9	1,850	2,200
Accounts receivable, related parties—Note 2	407	416
Intangibles—Note 1	1,424	1,424
	5,553	6,516
	$33,166	$35,481

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable—Note 4	$2,091	$4,885
Accounts payable—Note 2	3,870	4,221
Employee compensation	1,711	1,525
Incentive compensation—Note 10	650	—
Taxes, interest, and other liabilities	3,850	3,585
Current maturities of long-term obligations	4,959	2,064
Total Current Liabilities	17,131	16,280

Long-Term Obligations, Less Current Maturities—Note 4	7,070	11,480
Total Liabilities	24,201	27,760

Stockholders' Equity—Notes 5 and 6
Preferred stock:
Series Three: 10% cumulative callable, $60 face value; 14,784 shares issued and outstanding	678	678
Series Four: 10% cumulative callable, $51.50 face value; 46,414 shares issued and outstanding	2,390	2,390
Series Five: 10% cumulative callable, $120 face value; 6,648 shares issued and outstanding	798	798
Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, none issued	—	—
	3,866	3,866
Common stock, $1 par value; 10,000,000 shares authorized, 3,446,995 shares issued and outstanding (3,101,195 at March 31, 2004)	3,447	3,101
Accumulated other comprehensive loss	(38)	(172)
Retained earnings	1,690	926
Total Stockholders' Equity	8,965	7,721
	$33,166	$35,481

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
MAXCO, INC. AND SUBSIDIARIES

	Year Ended March 31,
	2005	2004	2003
	(in thousands, except per share data)

Net Sales	$45,364	$40,798	$36,827
Costs and Expenses:
Cost of sales and operating expenses	29,039	26,774	23,305
Selling, general, and administrative	11,396	10,956	11,256
Gain on sale of buildings	—	—	(149)
Depreciation and amortization	2,926	2,899	2,949
	43,361	40,629	37,361
Operating Earnings (Loss)	2,003	169	(534)

Other Income (Expense):
Investment, interest, and other income	266	150	714
Gain (loss) on sale of investments—Note 9	—	1,340	(265)
Loss on sale of assets	(8)	(72)	—
Interest expense	(1,517)	(1,682)	(1,944)
Loss on investments—Note 9	(610)	(1,115)	(9,320)
	(1,869)	(1,379)	(10,815)
Income (Loss) Before Federal Income Taxes, Equity in Net Loss of Affiliates, and Discontinued Operations	134	(1,210)	(11,349)
Federal income tax benefit—Note 8	—	—	(875)
Income (Loss) Before Equity in Net Loss of Affiliates and Discontinued Operations	134	(1,210)	(10,474)
Equity in net loss of affiliates, net of tax—Notes 3, 8, and 9	—	(321)	(614)
Income (Loss) from Continuing Operations	134	(1,531)	(11,088)
Loss from discontinued operations, net of tax—Note 13	—	—	(1,737)
Net Income (Loss)	134	(1,531)	(12,825)
Less preferred stock dividends	(408)	(408)	(408)
Net Loss Applicable to Common Stock	$(274)	$(1,939)	$(13,233)

Net Loss Per Share—Basic and Diluted—Note 12
Continuing operations	$(0.09)	$(0.63)	$(3.71)
Discontinued operations	—	—	(0.56)
	$(0.09)	$(0.63)	$(4.27)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
MAXCO, INC. AND SUBSIDIARIES

	Number of Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Totals
	(in thousands)

Balances at April 1, 2002	3,101	$3,866	$3,101	$(78)	$16,098	$22,987
Net loss for the year					(12,825)	(12,825)
Net unrealized loss on marketable securities, net of taxes of $29,000				(56)		(56)
Realized loss on marketable securities, net of taxes of $2,000				(6)		(6)
Unrealized loss on swap agreement				(158)		(158)
Total Comprehensive Loss						(13,045)
Preferred stock dividends					(408)	(408)
Balances at March 31, 2003	3,101	3,866	3,101	(298)	2,865	9,534
Net loss for the year					(1,531)	(1,531)
Net unrealized gain on marketable securities				56		56
Unrealized gain on swap agreement				70		70
Total Comprehensive Loss						(1,405)
Preferred stock dividends					(408)	(408)
Balances at March 31, 2004	3,101	3,866	3,101	(172)	926	7,721
Net income for the year					134	134
Unrealized gain on swap agreement				134		134
Total Comprehensive Income						268
Conversion of debt to common stock	346		346		1,038	1,384
Preferred stock dividends					(408)	(408)
Balances at March 31, 2005	3,447	$3,866	$3,447	$(38)	$1,690	$8,965

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAXCO, INC. AND SUBSIDIARIES

Year Ended March 31, 2005

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company ordinarily does not take title to the customer parts received for processing; accordingly, such parts are not included in these consolidated financial statements.

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

(A)	Represents uncollectible accounts written off, less recoveries

Intangibles: Effective April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", ("SFAS No. 142") which resulted in the discontinuance of amortization of goodwill and indefinite-lived intangible assets that were recorded in connection with previous business combinations. Goodwill and other long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. If management believes impairment may exist, an assessment is performed. This assessment consists of comparing the estimated undiscounted future cash flows with the carrying amount of the long-lived assets. If the undiscounted future cash flows are less than the carrying amounts of the long-lived assets, the Company adjusts the carrying amount of the long-lived assets to their estimated fair value. Fair value is determined by anticipated future cash flows discounted at a rate commensurate with the risk involved. All of the Company’s goodwill is related to the heat treating segment. Goodwill totaled approximately $1.4 million at March 31, 2005 and 2004.

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

New Financial Accounting Pronouncements:
In December 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 46-R "Consolidation of Variable Interest Entities". This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and addresses consolidation by business enterprises of variable interest entities, more commonly known as "Special Purpose Entities" or "SPE's."  FIN 46-R requires existing unconsolidated variable interest entities' interests to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46-R also enhances the disclosure requirements related to variable interest entities. The interpretation is effective with respect to interests in variable interest entities created after January 31, 2003. For interests in variable interest entities created before February 1, 2003, the interpretation applies to the first interim or annual reporting period beginning after December 15, 2003. The Company reviewed the requirements of FIN 46-R and concluded that the provisions of FIN 46-R were not applicable to the Company. Accordingly, it is not expected that the provisions of FIN 46-R would have a material impact on financial position, results of operations, or cash flows of the Company.

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

NOTE 2 - ACCOUNTS RECEIVABLE AND PAYABLE—RELATED PARTIES

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

NOTE 3 - INVESTMENT IN INTEGRAL VISION, INC.

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

Maxco's equity share of Integral Vision's losses for the year ended March 31, 2003 was approximately $456,000, and is recorded net of deferred tax for that period in equity in net income (loss) of affiliates. At March 31, 2003 and September 30, 2003, the Company adjusted the carrying value of its investment in Integral Vision, Inc. to its estimated fair value as the Company determined that the investment was impaired. Since management’s estimate of the fair value of this investment at March 31, 2005 has not changed, the Company has not recognized any further gain or loss on the investment since September 30, 2003. For the twelve months ended March 31, 2005, 2004, and 2003, Integral Vision's sales were $2.0 million, $322,000 and $1.7 million, respectively.

NOTE 4 - DEBT

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

1 At March 31, 2005 the London Interbank Offered Rate (LIBOR) was 2.88% and the prime rate was 5.750%.

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

NOTE 5 - PREFERRED STOCK

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

NOTE 6 - COMMON STOCK OPTIONS

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

The Company has elected to follow APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to adopt only the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”

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

NOTE 7 - EMPLOYEE SAVINGS PLANS

Company contributions charged to operations under the employee savings plans were approximately $178,000, $145,000, and $160,000 for the years ended March 31, 2005, 2004, and 2003, respectively.

NOTE 8 - FEDERAL INCOME TAXES

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

NOTE 9 - OTHER INVESTMENTS

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

The combined results of operations and financial position of the Company’s unconsolidated affiliates not held for sale or disposal are summarized below:

	Real Estate	Technology Related			Energy Related and Other
	March 31,	March 31,			March 31,
	2003	2005	2004	2003	2005	2004	2003
	(in thousands)
Condensed income statement information:
Net sales	$79,882	$1,972	$322	$2,191	$4,426	$3,866	$2,292
Gross margin	16,227	506	(123)	1,004	4,426	3,778	2,204
Net income (loss)	5,574	(2,284)	(2,181)	(2,600)	50	294	—

Condensed balance sheet information:
Current assets	$9,951	$737	$539	$215	$992	$1,055	$713
Non-current assets	30,409	160	337	1,053	558	682	513
	$40,360	$897	$876	$1,268	$1,550	$1,737	$1,226

Current liabilities	$36,738	$2,949	$2,970	$2,609	$243	$366	$156
Non-current liabilities	4,309	2,369	1,645	5,700	40	162	162
Minority interest	245	—	—	—	—	—	—
Stockholders' equity	(932)	(4,421)	(3,739)	(7,041)	1,267	1,209	908
	$40,360	$897	$876	$1,268	$1,550	$1,737	$1,226

NOTE 10 - CONTINGENCIES AND COMMITMENTS

Maxco and certain operating subsidiaries occupy facilities and use equipment under operating lease agreements requiring annual rental payments approximating $464,000 in 2006, $215,000 in 2007, $198,000 in 2008, $164,000 in 2009, and $138,000 in 2005 for a total commitment aggregating $1.2 million. Rent expense charged to operations, including short-term leases, aggregated $445,000 in 2005, $422,000 in 2004, and $643,000 in 2003.

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

NOTE 11 - INDUSTRY SEGMENT INFORMATION

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

The nature of the Company’s heat treating services may produce sales to one or a small number of customers in excess of 10% of total sales in any one year. The Company’s base of customers is concentrated among original equipment manufacturers as well as Tier I and Tier II suppliers in North America. The loss of business from a major customer, the discontinuance of particular vehicle models or a change in regulations or auto consumer preferences could materially adversely affect the Company. In addition, certain of the Company’s customers have suffered financial distress, which may materially adversely impact the Company as well in terms of the potential for lost revenue and/or uncollectible accounts receivable. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s results of operations. For the year ended March 31, 2005 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 33.3% and 10.7% of consolidated sales, respectively. Amounts due from these customers represented 31% of the respective outstanding trade receivable balance at March 31, 2005. For the year ended March 31, 2004 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 38.3% and 14.3% of consolidated sales, respectively. Amounts due from these customers represented 43.0% of the respective outstanding trade receivable balance at March 31, 2004. For the year ended March 31, 2003 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 27.2% and 17.3% of consolidated sales, respectively.

NOTE 12 - INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended March 31,
	2005	2004	2003
	(in thousands except per share data)
Numerator:
Income (loss) from continuing operations	$134	$(1,531)	$(11,088)
Loss from discontinued operations	—	—	(1,737)
Net income (loss)	134	(1,531)	(12,825)
Preferred stock dividends	(408)	(408)	(408)
Numerator for basic and diluted earnings per share—loss available to common stockholders	$(274)	$(1,939)	$(13,233)

Denominator:
Denominator for basic and diluted earnings per share--weighted average shares	3,132	3,101	3,101

Basic and Diluted Loss Per Share
Continuing operations	$(0.09)	$(0.63)	$(3.71)
Discontinued operations	—	—	(0.56)
	$(0.09)	$(0.63)	$(4.27)

NOTE 13 -- DISCONTINUED OPERATIONS

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

NOTE 14 - SUBSEQUENT EVENTS

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

Subsequent to March 31, 2005, the Company acquired BCGW, Inc. ("BCGW"), the entity that owns the buildings the Company currently leases in Lansing, Michigan. Max A. Coon’s spouse was a 25% shareholder of BCGW. At March 31, 2004, the Company owed BCGW $1.6 million on an outstanding loan obligation which carried an interest rate of 10%. In May 2004 Atmosphere retired that obligation; Atmosphere and BCGW entered into an agreement whereby BCGW agreed to accept as payment in full the remaining outstanding balance less a discount of approximately $94,000. The amount the Company charged to rent expense related to the two buildings leased from BCGW totaled approximately $253,000 and $373,000 for the years ended March 31, 2005 and 2004, respectively. The interest on the debt to BCGW was charged to interest expense in the accompanying financial statements and totaled $3,000 and $181,000 for the years ended March 31, 2005 and 2004, respectively.

Subsequent to March 31, 2005, Maxco purchased an entity which owns two buildings from L/M Associates and, beginning in June 2005, will be including in its consolidation the operations of the buildings and vacant land.

MAXCO, INC.
ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm—Rehmann Robson (Form S-8 filed June 2, 1992 - File No. 33-48351 and Form S-8 filed November 19, 1998 - File No. 333-67539)

23.2	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP (Form S-8 filed June 2, 1992 - File No. 33-48351 and Form S-8 filed November 19, 1998 - File No. 333-67539)

23.3	Consent of Independent Registered Public Accounting Firm—Moore Stephens Doeren Mayhew (Form S-8 filed June 2, 1992 - File No. 33-48351 and Form S-8 filed November 19, 1998 - File No. 333-67539)

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.