Form 10-Q/A
period 2005-06-30
MAXCO INC
filed 2006-02-03
CIK 78966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

MAXCO, INC.

EXPLANATORY NOTE

On November 18, 2005, we filed a Schedule 13E-3 and a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) pertaining to a proposed “going private” transaction. In the preliminary proxy, we incorporated by reference 10-Q for the period ended June 30, 2005. We are amending certain portions of our Form 10-Q, originally filed with the SEC on August 18, 2005, in response to comments received from the SEC.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	June 30,	March 31,
	2005	2005
	(Unaudited)
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,401	$1,781
Restricted cash—Note 3	750	—
Accounts and notes receivable, less allowance of $150,000 ($128,000 at March 31, 2005)	6,458	6,605
Inventories—Note 9	646	534
Prepaid expenses and other	405	223
Total Current Assets	9,660	9,143

Property and Equipment—Note 1
Land	564	437
Buildings	8,192	5,997
Machinery, equipment, and fixtures	30,634	30,052
	39,390	36,486
Allowances for depreciation	(19,880)	(18,018)
	19,510	18,468
Other Assets
Investments	1,014	878
Notes and contracts receivable and other	761	996
Real estate investments held for sale	1,427	1,850
Real estate held for sale	3,275	—
Accounts receivable, related parties—Note 11	407	407
Intangibles	1,424	1,424
	8,308	5,555
	$37,478	$33,166

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Maxco, Inc. and Subsidiaries

	June 30,	March 31,
	2005	2005
	(Unaudited)
	(in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable—Note 6	$4,067	$2,091
Accounts payable	4,816	3,870
Employee compensation	1,666	1,711
Incentive compensation	825	650
Taxes, interest, and other liabilities	3,899	3,850
Current maturities of long-term obligations	5,142	4,959
Total Current Liabilities	20,415	17,131

Long-Term Obligations, Less Current Maturities—Notes 1 and 6	7,856	7,070
Total Liabilities	28,271	24,201

Stockholders' Equity
Preferred stock:
Series Three: 10% cumulative redeemable, $60 face value; 14,784 shares issues and outstanding	678	678
Series Four: 10% cumulative redeemable, $51.50 face value; 46,414 shares issues and outstanding	2,390	2,390
Series Five: 10% cumulative redeemable, $120 face value; 6,648 shares issues and outstanding	798	798
Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, issued - none	—	—
	3,866	3,866

Common stock, $1 par value; 10,000,000 shares authorized, 3,446,995 shares issued and outstanding	3,447	3,447
Accumulated other comprehensive loss	(23)	(38)
Retained earnings	1,917	1,690
Total Stockholders' Equity	9,207	8,965
	$37,478	$33,166

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
Operating Activites
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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2005	2004
NUMERATOR:	(in thousands, except per share data)
Net income	329	204
Preferred stock dividends	(102)	(102)
Numerator for basic and diluted earnings per share—income available to common stockholders	$227	$102

DENOMINATOR:

Denominator for basic and diluted earnings per share—weighted average shares	3,447	3,101
BASIC AND DILUTED EARNINGS PER SHARE	$0.07	$0.03

NOTE 3 - RESTRICTED CASH

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

NOTE 10 - REAL ESTATE INVESTMENT (DISCONTINUED AND HELD FOR SALE)

Maxco has ownership interests ranging from 31-50% in primarily two LLC’s that have been involved in the development and ownership of real estate in central Michigan. In 2003, the Company’s affiliated entity, L/M Associates II, sold substantially all of the properties in its real estate portfolio. Pursuant to the terms of the sale agreement, in July 2004, L/M Associates exercised its option to require the managing member of the acquiring entity to repurchase L/M’s 16% interest in the acquiring entity. To date this requirement has not been satisfied and L/M Associates intends to aggressively pursue other collection remedies against the managing member of the acquiring entity.

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

Net sales from new customers at the heat treating segment (Atmosphere Annealing) generated an additional $291,000 over the prior year. Net sales from Honda of America Manufacturing, Inc decreased $910,000 from the prior year, while net sales from other existing customers increased $700,000.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased to $4.3 million from $4.0 million. Gross margin (gross profit as a percentage of sales) increased to 38% from 35%. The net increase in Atmosphere Annealing’s sales accounted for 28,000 of the increase in gross profit while the improvement in margin accounted for $309,000. Gross margin increased primarily as a result of decreased sales to Honda. By agreement, the Company is required to purchase and bill Honda for the steel used in the heat treating process resulting in lower margins. Atmosphere experienced increases in employee related expenses of $210,000 and natural gas of $236,000.

Selling, general, and administrative increased to $2.9 million from $2.8 million. This was primarily a result of Maxco recognizing $175,000 of compensation expense under the terms of an incentive agreement with the President of Atmosphere.

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

MAXCO, INC.

Date: February 3, 2006	By:	/s/ LAWRENCE O. FIELDS

Name: Lawrence O. Fields Title: Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)