Form 10-Q/A
period 2005-09-30
MAXCO INC
filed 2006-02-03
CIK 78966

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

MAXCO, INC.

EXPLANATORY NOTE

On November 18, 2005, we filed a Schedule 13E-3 and a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) pertaining to a proposed “going private” transaction. In the preliminary proxy, we incorporated by reference 10-Q for the period ended September 30, 2005. We are amending certain portions of our Form 10-Q, originally filed with the SEC on November 14, 2005, in response to comments received from the SEC.

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

NOTE 5 - INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

	September 30,	March 31,
	2005	2005
	(in thousands)
Identifiable Assets:
Heat treating	$28,673	$27,081
Corporate and other	6,112	3,357
Investments and advances	2,441	2,728
Total Identifiable Assets	$37,226	$33,166

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Net Sales:
Heat treating	$11,396	$11,156	$22,844	$22,523
Corporate and other	—	—	—	—
Total Net Sales	$11,396	$11,156	$22,844	$22,523

Operating Earnings (Loss):
Heat treating	$1,061	$705	$2,367	$1,668
Corporate and other	(650)	(369)	(1,274)	(857)
Total Operating Earnings	$411	$336	$1,093	$811

Depreciation and Amortization Expense:
Heat treating	$773	$735	$1,518	$1,471
Corporate and other	7	8	14	16
Total Depreciation and Amortization Expense	$780	$743	$1,532	$1,487

Capital Expenditures:
Heat treating	$400	$406	$975	$537
Corporate and other	6	—	13	—
Total Capital Expenditures	$406	$406	$988	$537

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

A summary of the Company’s debt obligations as of September 30, 2005 and March 31, 2005 is as follows:

	September 30,	March 31,
	2005	2005
	(in thousands)
Short term obligations:
Notes payable (various interest rates)	$289	$1,554
Mortgage notes payable (prime +3%)	1,319	—
Revolving line of credit (LIBOR + 1.6%)	2,111	537
	$3,719	$2,091

Long term obligations:
Term notes (various variable interest rates)	$3,594	$4,930
Mortgage notes payable (various variable interest rates)	5,829	4,962
Equipment purchase contracts and capitalized lease obligations (various interest rates)	1,759	1,791
Subordinated debt (fixed rate of 10.00%)	346	346
Other amounts due on real estate held for sale	1,040	—
	12,568	12,029
Less current maturities	5,303	4,959
	$7,265	$7,070

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

NOTE 9 - INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

	September 30,	March 31,
	2005	2005
	(in thousands)
Raw materials	$650	$329
Work in progress	204	157
Finished goods	—	48
	$854	$534

The Company ordinarily does not take title to the customer parts received for processing; accordingly, such parts are not included in these consolidated financial statements.

NOTE 10 - REAL ESTATE INVESTMENT (DISCONTINUED AND HELD FOR SALE)

Maxco has ownership interests ranging from 31-50% in primarily two LLC’s that have been involved in the development and ownership of real estate in central Michigan. In 2003, the Company’s affiliated entity, L/M Associates II, sold substantially all of the properties in its real estate portfolio. Pursuant to the terms of the sale agreement, in July 2004, L/M Associates (L/M) exercised its option to require the managing member of the acquiring entity to repurchase L/M’s 16% interest in the acquiring entity. To date this requirement has not been satisfied and L/M Associates intends to aggressively pursue other collection remedies against the managing member of the acquiring entity. L/M has entered into an agreement under a purchase option with a non-related individual to purchase L/M’s membership interest in the acquiring entity of its former real estate portfolio by July 6, 2006.

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

In June 2003, the Company assumed a lease with CJC Leasing, a limited liability company in which Mr. Coon is a member, from Contractor Supply Incorporated, the purchaser of the Company’s formerly wholly owned subsidiary, Ersco Corporation. Contractor Supply Incorporated was required under the lease to pay CJC Leasing an aggregate of approximately $2.3 million in monthly installment payments over a period of approximately 4 years. In exchange for the Company assuming Contractors Supply Incorporated’s lease payments to CJC Leasing, Contractors Supply Incorporated and the Company agreed to reduce the amount then owed by the Company to Contractor Supply Incorporated by $2.3 million. The assumption of the lease obligations to CJC Leasing by the Company allowed the Company to retire a $2.3 million debt that was otherwise due and payable to Contractors Supply Incorporated, by making monthly payments of the approximate $2.3 million over four years. Subsequently, in the first quarter 2005, the Company issued 250,000 shares of restricted common stock of the Company to Contractor Supply Incorporated, and 95,800 shares of restricted common stock of the Company to Master Works Foundation, Inc. (a non-profit corporation in which the sole shareholder of Contractor Supply Incorporated is a one-third member) in exchange for further reduction of the amount owed by the Company to Contractor Supply Incorporated by $1.383 million. This Company debt owed to Contractor Supply Incorporated was subsequently assigned by Contractor Supply Incorporated to Ambassador Steel Corporation, and then by Ambassador Steel Corporation to its President, Daryle E. Doden. On September 30, 2005, Mr. Doden assigned this Company debt to EM Investors, LLC. EM Investors, LLC converted the Company payable, including all accrued interest, to 7,812.5 shares of the Company’s series six preferred stock. Mssers. Coon and Cross, are managers, and have indirect ownership interests, of 39.08% and 8.35%, respectively, of EM Investors, LLC.

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

The Company does not believe that there is any unusual degree of risk related to the indemnification of these guarantees made by Max Coon because of sufficient underlying asset values supporting the respective debt obligation and other conditions of such indemnification, as such, no amounts have been accrued for such guarantees as of September 30, 2005.

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

Sales and operating earnings for the three months ending September 30, 2005 and 2004 by the Company’s heat treating and corporate and other segments were as follows:

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004
		Operating		Operating
	Net Sales	Earnings (Loss)	Net Sales	Earnings (Loss)
	(in thousands)
Heat treating	$11,396	$1,061	$11,156	$705
Corporate and other	—	(650)	—	(369)
	$11,396	$411	$11,156	$336

Atmosphere experienced an increase in net sales of $128,000 due to increased volume from existing customers as well as $339,000 from an expanded customer base. Net sales to a certain major customer were $227,000 lower than the prior year period.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased to $4.1 million from $3.8 million. Gross margin (gross profit as a percentage of sales) increased to 36% from 34%. The net increase in Atmosphere Annealing’s sales accounted for $82,000 of the increase in gross profit while the improvement in margin accounted for $190,000. Gross margin increased primarily as a result of decreased sales to a certain major customer. By agreement, the Company is required to purchase and bill this customer for the steel used in the heat treating process resulting in lower margins. Atmosphere experienced increases in employee related expenses of $260,000 and general factory supplies of $75,000.

Selling, general, and administrative increased to $2.9 million from $2.7 million in the prior year period as a result of the following factors: Maxco recognized $175,000 of compensation expense under the terms of an incentive agreement with the President of Atmosphere. Bad debt expense at Atmosphere decreased $91,000. Atmosphere made an adjustment in the prior year period to provide for receivables that were no longer expected to be collected.

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

Sales and operating earnings for the six months ended September 30, 2005 and 2004 by the Company’s heat treating and corporate and other segments were as follows:

	Six Months Ended		Six Months Ended
	September 30, 2005		September 30, 2004
		Operating		Operating
	Net Sales	Earnings (Loss)	Net Sales	Earnings (Loss)
	(in thousands)
Heat treating	$22,844	$2,367	$22,523	$1,668
Corporate and other	—	(1,274)	—	(857)
	$22,844	$1,093	$22,523	$811

Atmosphere experienced an increase in net sales of approximately $828,000 due to increased volume from existing customers as well as $630,000 from an expanded customer base. Net sales to a certain major customer were approximately $1.1 million lower than the prior year period.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased to $8.4 million from $7.8 million. Gross margin (gross profit as a percentage of sales) increased to 37% from 35%. The net increase in Atmosphere Annealing’s sales accounted for $111,000 of the increase in gross profit while the improvement in margin accounted for $498,000. Gross margin increased primarily as a result of decreased sales to a certain major customer. By agreement, the Company is required to purchase and bill this customer for the steel used in the heat treating process resulting in lower margins. Atmosphere experienced increases in employee related expenses of $470,000, general factory supplies of $184,000, and natural gas and electric of $207,000.

Selling, general, and administrative increased to $5.8 million from $5.5 million in the prior year period period as a result of the following factors: Maxco recognized $350,000 of compensation expense under the terms of an incentive agreement with the President of Atmosphere. Atmosphere experienced reductions in the cost of general insurances of approximately $56,000, building rental of $35,000, and professional services of $26,000. Additionally, bad debt expense at Atmosphere decreased $74,000. Atmosphere made an adjustment in the prior year period to provide for receivables that were no longer expected to be collected. Conversely, Atmosphere experienced higher employee related costs of $102,000, state income taxes of $23,000, and legal of $15,000 over the prior year period.

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