Form 10-Q
period 2005-12-31
MAXCO INC
filed 2006-02-14
CIK 78966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2005

Commission File Number 0-2762

MAXCO, INC.
(Exact Name of Registrant as Specified in its Charter)

Michigan	38-1792842
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1118 Centennial Way	48917
Lansing, Michigan	(Zip Code)
(Address of principal executive offices)

Registrant's Telephone Number, including area code: (517) 321-3130

Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2006
Common Stock	3,446,995 shares

MAXCO, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
December 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	December 31, 2005 (Unaudited)	March 31, 2005
	(in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$1,209	$1,781
Restricted cash—Note 3	750	—

Accounts and notes receivable, less allowance of $194,000 ($128,000 at March 31, 2005)	6,546	6,605
Inventories—Note 9	832	534
Prepaid expenses and other	502	223
Total Current Assets	9,839	9,143

Property and Equipment—Note 1
Land	564	437
Buildings	8,220	5,997
Machinery, equipment, and fixtures	31,307	30,052
	40,091	36,486
Allowances for depreciation	(21,377)	(18,018)
	18,714	18,468

Other Assets
Investments	1,014	878
Notes and contracts receivable and other	692	996
Real estate investments held for sale—Note 10	1,427	1,850
Real estate held for sale	2,900	—
Accounts receivable, related parties—Note 11	407	407
Intangibles	1,424	1,424
	7,864	5,555
	$36,417	$33,166

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Maxco, Inc. and Subsidiaries

	December 31, 2005 (Unaudited)	March 31, 2005
	(in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable—Note 6	$1,414	$2,091
Accounts payable	2,973	3,870
Employee compensation	1,783	1,711
Incentive compensation	1,175	650
Taxes, interest, and other liabilities	4,862	3,850
Current maturities of long-term obligations	5,328	4,959
Total Current Liabilities	17,535	17,131

Long-Term Obligations, Less Current Maturities—Notes 1 and 6	8,782	7,070
Total Liabilities	26,317	24,201

Stockholders' Equity
Preferred stock:
Series Three: 10% cumulative redeemable, $60 face value; 14,784 shares issued	678	678

Series Four: 10% cumulative redeemable, $51.50 face value; 46,414 shares issued	2,390	2,390

Series Five: 10% cumulative redeemable, $120 face value; 6,648 shares issued	798	798

Series Six: 10% cumulative callable, $160 face value; 7,812.5 shares issued	1,250	—
	5,116	3,866
Common stock, $1 par value; 10,000,000 shares authorized, 3,446,995 shares issued and outstanding	3,447	3,447
Accumulated other comprehensive loss	—	(38)
Retained earnings	1,537	1,690
Total Stockholders' Equity	10,100	8,965

	$36,417	$33,166

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Three Months Ended December 31,
	2005	2004
	(in thousands, except per share data)

Net Sales	$11,144	$11,414
Costs and Expenses:
Cost of sales and operating expenses	7,387	7,437
Selling, general and administrative	2,881	2,654
Depreciation and amortization	778	742
	11,046	10,833
Operating Income	98	581
Other Income (Expense)
Investment, interest, and other income, net	7	—
Gain on sale of assets	—	2
Interest expense	(345)	(371)
Net Income (Loss)	(240)	212
Less preferred stock dividends	(102)	(102)
Net Income (Loss) Applicable to Common Stock	$(342)	$110

Net Income (Loss) Per Common Share—Basic and Diluted	$(0.10)	$0.04

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Nine Months Ended December 31,
	2005	2004
	(in thousands, except per share data)

Net Sales	$33,988	$33,937
Costs and Expenses:
Cost of sales and operating expenses	21,813	22,152
Selling, general and administrative	8,674	8,164
Depreciation and amortization	2,310	2,229
	32,797	32,545
Operating Income	1,191	1,392
Other Income (Expense)
Investment, interest, and other income, net	42	151
Gain on sale of assets	2	59
Interest expense	(1,082)	(1,136)
Net Income	153	466
Less preferred stock dividends	(306)	(306)
Net Income (Loss) Applicable to Common Stock	$(153)	$160

Net Income (Loss) Per Common Share—Basic and Diluted	$(0.04)	$0.05

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Maxco, Inc. and Subsidiaries
(Unaudited)

	Number of Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Comprehensive Loss	Retained Earnings	Totals
	(in thousands, except number of common shares outstanding)

Balances at April 1, 2005	3,446,995	$3,866	$3,447	$(38)	$1,690	$8,965
Net income for the period					153	153
Unrealized gain on expiration of swap agreement				38		38
Comprehensive income						191
Conversion of debt to preferred stock		1,250				1,250
Preferred stock dividends					(306)	(306)
Balances at December 31, 2005	3,446,995	$5,116	$3,447	$—	$1,537	$10,100

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Nine Months Ended December 31,
	2005	2004
	(in thousands)

Operating Activites
Net income	$153	$466
Adjustments to reconcile net income to net cash provided by operating activites:
Net gains	(2)	(59)
Depreciation and other non-cash charges	2,340	2,230
Changes in operating assets and liabilities	(719)	592
Net Cash Provided By Operating Activities	1,772	3,229

Investing Activities
Collections on notes receivable	143	1,013
Sale of buildings	409	—
Purchase of subsidiaries	(342)	—
Purchases of property and equipment	(1,341)	(685)
Other	49	64
Net Cash (Used In) Provided By Investing Activities	(1,082)	392

Financing Activities
Net proceeds from (repayments on) line of credit	1,957	(696)
Net repayments on other debt obligations	(2,469)	(2,874)
Net Cash Used In Financing Activities	(512)	(3,570)

Increase in Cash and Cash Equivalents	178	51
Cash and Cash Equivalents at Beginning of Period	1,781	78
Cash and Cash Equivalents at End of Period	$1,959	$129

Supplemental cash flow disclosure:
Interest paid	$1,153	$1,030
Conversion of debt to preferred stock	1,250	—

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
December 31, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in Maxco's annual report on Form 10-K/A (Amendment #2) for the year ended March 31, 2005 filed February 3, 2006.

In May 2005, Maxco acquired the common stock of Ledges Commerce Park (“Ledges”) for $200,000 plus the assumption of certain liabilities from L/M Associates (“L/M”), an entity that Maxco has a 50% ownership interest. Maxco accounts for its interest in L/M as real estate investment held for sale. As a result of the above transaction, Maxco has recorded the assets acquired at their fair value, (all such assets are held for sale) and recorded the liabilities assumed at the amount at which they are expected to be settled. The effect of this transaction essentially grosses up the assets and liabilities on Maxco’s balance sheet. The amount expected to be realized upon sale, net of related liabilities, is approximately $340,000, which is the fair value less costs to sell recorded as of year end. This transaction effectively gives Maxco full control over the disposition of assets and the settlement of the liabilities as it relates to Ledges.

Also, in May 2005, Atmosphere Annealing (“Atmosphere”) acquired the common stock of BCGW, Inc. (“BCGW”) for $200,000. BCGW owns the buildings that house Atmosphere’s operating facilities in Lansing, Michigan. The spouse of Maxco’s president, Max A. Coon, was a 25% owner of BCGW. At the acquisition date BCGW had $1.2 million in property and equipment and $1.0 million in debt.

The results of operations include the operations of Ledges and BCGW from their acquisition dates. Such operating results are insignificant.

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

These financial statements have been prepared on the basis that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although there is concern about the Company’s ability to operate as a going concern due to current debt service requirements, management believes the Company has substantially reduced the risk as debt previously in default has been refinanced. The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will continue to be dependent upon its future operating performance. This dependency will be subject to financial, business and other factors, certain of which, such as prevailing economic conditions, are beyond the Company’s control. The Company believes that funds generated by its operations, funds available under existing credit facilities, and funds that could be available under other credit facilities will be sufficient to finance near term capital needs, as well as to fund existing operations for the reasonably foreseeable future. Additionally, the Company has long term equity investments and real estate held for sale that could be liquidated to meet its debt service requirements.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
NUMERATOR:	(in thousands, except per share data)
Net income (loss)	$(240)	$212	$153	$466
Preferred stock dividends	(102)	(102)	(306)	(306)
Numerator for basic and diluted earnings per share— income (loss) available to common stockholders	$(342)	$110	$(153)	$160
DENOMINATOR:
Denominator for basic and diluted earnings per share—weighted average shares	3,447	3,101	3,447	3,101
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.10)	$0.04	$(0.04)	$0.05

NOTE 3 - RESTRICTED CASH

At December 31, 2005 the Company had restricted cash of $750,000 held as collateral under its $2.7 million debt facility. Subsequent to December 31, 2005, restricted cash held as collateral was reduced to $500,000 as a result of the sale of the Company’s corporate office building (See Note 6).

NOTE 4 - COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine months ended December 31, 2005 and 2004 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)
Net income (loss)	$(240)	$212	$153	$466
Unrealized gain on swap agreement	9	31	38	109
Comprehensive income (loss)	$(231)	$243	$191	$575

Accumulated other comprehensive loss, net of related tax benefits at December 30, 2005 and March 31, 2005, consists of an unrealized loss on an interest rate swap agreement.

NOTE 5 - INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

	December 31, 2005	March 31, 2005
	(in thousands)
Identifiable Assets:
Heat treating	$27,754	$27,081
Corporate and other	6,222	3,357
Investments and advances	2,441	2,728
Total Identifiable Assets	$36,417	$33,166

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)

Net Sales:
Heat treating	$11,144	$11,414	$33,988	$33,937
Corporate and other	—	—	—	—
Total Net Sales	$11,144	$11,414	$33,988	$33,937

Operating Earnings (Loss):
Heat treating	$833	$997	$3,200	$2,665
Corporate and other	(735)	(416)	(2,009)	(1,273)
Total Operating Earnings	$98	$581	$1,191	$1,392

Depreciation and Amortization Expense:
Heat treating	$772	$735	$2,290	$2,206
Corporate and other	6	6	20	23
Total Depreciation and Amortization Expense	$778	$741	$2,310	$2,229

Capital Expenditures:
Heat treating	$353	$148	$1,328	$685
Corporate and other	—	—	13	—
Total Capital Expenditures	$353	$148	$1,341	$685

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

NOTE 6 - DEBT

At December 31, 2005 Atmosphere had a $6 million line of credit facility. This facility is secured by Atmosphere’s assets. The amount that can be borrowed under this facility is dependent on certain accounts receivable levels at Atmosphere. At December 31, 2005, based on these specific collateral levels, Atmosphere could borrow up to $3.7 million under its line of credit, approximately $2.5 million of which was borrowed. The agreement, which was amended December 26, 2005, matures in August 2007 and, as such, outstanding borrowings are recorded as long term in the accompanying balance sheets.

In addition, the Company has a debt facility of $2.7 million that requires interest only payments and matures in June 2006. On January 31, 2006, the Company sold its corporate office building and certain of its office furniture to an outside party for cash and a $150,000 promissory note. Maxco entered into an agreement to lease its required office space from the purchaser for six months. The cash proceeds of $750,000 were used to pay down its debt facility to $1.95 million. As a result of this pay down, restricted cash held as collateral was reduced as of that date to $500,000. The promissory note is secured by a life insurance contract of which the Company has been named as the beneficiary.

A summary of the Company’s debt obligations as of December 31, 2005 and March 31, 2005 is as follows:

	December 31, 2005	March 31, 2005
	(in thousands)
Short term obligations:
Notes payable (various interest rates)	$226	$1,554
Mortgage notes payable (prime +3%)	1,188	—
Revolving line of credit (LIBOR + 2%)	—	537
	$1,414	$2,091

Long term obligations:
Term notes (various variable interest rates)	$2,905	$4,930
Revolving line of credit (LIBOR + 1.25%)	2,494	—
Mortgage notes payable (various variable interest rates)	5,744	4,962
Equipment purchase contracts and capitalized lease obligations (various interest rates)	1,587	1,791
Subordinated debt (fixed rate of 10.00%)	346	346
Other amounts due on real estate held for sale	1,034	—
	14,110	12,029
Less current maturities	5,328	4,959
	$8,782	$7,070

Maxco had provided the guarantee of certain debt obligations of certain real estate and other investments in an aggregate amount of approximately $2.0 million as of March 31, 2005. The Company’s real estate affiliates continue to operate under a forbearance agreement with a lender. In order to avoid foreclosure of the real estate assets that secure these loans, Maxco, as guarantor, agreed to purchase, through a subsidiary, the real estate secured by the Ledges land and buildings. As a result of the Company’s purchase in May 2005 of Ledges Commerce Park and its two buildings, a $1.8 million liability, which had been guaranteed by the Company, was assumed directly by the Company and is now included in short term debt in the accompanying December 31, 2005 balance sheet. At December 31, 2005, the debt balance approximated $1.2 million as proceeds from the sale of three condominium units were used to reduce the outstanding debt balance accordingly. At December 31, 2005 $125,000 in guarantees remains from the original $2.0 million guaranteed at March 31, 2005. The guarantee of $125,000 is anticipated to be eliminated by fiscal year end with the expected completion of a sale transaction for the subject property.

The Company has recorded in the accompanying financial statements additional amounts that had been identified as guarantees prior to March 31, 2005. The amounts so recorded aggregated approximately $85,000 and $249,000 as of December 31, 2005 and March 31, 2005, respectively.

Settlement Agreement and Indemnification

Effective October 27, 2005, the Company entered into a Settlement Agreement with American Realty Equities, Inc. (American), Capital Center Associates, LLC, (Capital Center), L/M Associates, LLC (L/M) and Max A. Coon relating to property and the related mortgage on such property owned by Capital Center. Capital Center is majority owned by L/M which is 50% owned by Maxco, Inc.

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

The Company is in the process of obtaining financing in order to pay American the required $8.5 million by September 1, 2006 and is concurrently exploring alternative strategies to sell the building prior to that date.

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

The Company does not believe that there is any unusual degree of risk related to the indemnification of these guarantees made by Max Coon because of sufficient underlying asset values supporting the respective debt obligation and other conditions of such indemnification; as such, no amounts have been accrued for such guarantees as of December 31, 2005.

NOTE 7 - FEDERAL INCOME TAXES

The Company assumed the utilization of net operating loss carryforwards to offset taxable income in the first nine months of fiscal 2006. The Company amended its March 31, 2002 Federal income tax return to reflect the write offs of its investment in its discontinued affiliate, Foresight, Inc.’s stock, amounts the Company was required to pay as guarantor of Foresight’s banking agreement, and certain other advances to Foresight. As a result of this amendment, in the current quarter, the Company received a federal income tax refund of approximately $790,000 which is recorded in accrued taxes payable at December 31, 2005. The Company is currently under audit by the Internal Revenue Service (IRS) and the factual discovery process by the IRS is still in process on this issue. While management believes that the facts and tax law support the claim, this matter is not yet settled. Accordingly, the Company has recorded the refund in accrued taxes payable.

NOTE 8 - PREFERRED STOCK DIVIDENDS

Effective January 1, 2002, the Maxco Board of Directors suspended the payment of dividends on all preferred stock. These dividend payments have been accrued in the accompanying financial statements and totaled approximately $1.7 million at December 31, 2005.

NOTE 9 - INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

	December 31, 2005	March 31, 2005
	(in thousands)
Raw materials	$710	$329
Work in progress	121	157
Finished goods	—	48
	$831	$534

The Company ordinarily does not take title to the customer parts received for processing; accordingly, such parts are not included in these consolidated financial statements.

NOTE 10 - REAL ESTATE INVESTMENT (DISCONTINUED AND HELD FOR SALE)

Maxco has ownership interests ranging from 31-50% in primarily two LLC’s that have been involved in the development and ownership of real estate in central Michigan. In 2003, the Company’s affiliated entity, L/M Associates II, sold substantially all of the properties in its real estate portfolio. Pursuant to the terms of the sale agreement, in July 2004, L/M Associates (L/M) exercised its option to require the managing member of the acquiring entity to repurchase L/M’s 16% interest in the acquiring entity. To date this requirement has not been satisfied and L/M Associates intends to pursue other collection remedies against the managing member of the acquiring entity. L/M has entered into an agreement under a purchase option with a non-related individual to purchase L/M’s membership interest in the acquiring entity of its former real estate portfolio by July 6, 2006. In addition, the managing member of the acquiring entity, subsequent to December 31, 2005, has listed the applicable properties for sale with a major real estate firm.

NOTE 11 - ACCOUNTS RECEIVABLE AND PAYABLE—RELATED PARTIES

Accounts receivable, related parties consist primarily of unsecured cash advances to officers, stockholders, and affiliates. Certain of the amounts are non-interest bearing. The ultimate settlement of the balances is generally expected to be made in cash, although not necessarily within the next year.

Vincent Shunsky, former Vice President, Chief Financial Officer and Treasurer of the Company, is indebted to the Company in the amount of approximately $176,000, including accrued interest, as of December 31, 2005. The indebtedness was incurred at various times prior to April 2002 for the purchase of affiliate company stock and personal use. The Company has recently begun discussing a payment plan for the repayment of the indebtedness by Mr. Shunsky.

In October 2004, the Company entered into a Retention Agreement with Mr. Shunsky to provide him with a bonus of $200,000 to retain his services until at least March 31, 2006. The Retention Agreement provided that should he leave the employ of the Company prior to that date, the bonus must be repaid. Mr. Shunsky resigned from his positions as Vice-President, Chief Financial Officer and Treasurer, effective November 29, 2005, and is no longer employed by the Company. However, through March 31, 2006, Mr. Shunsky has agreed to serve as a consultant to the Company in exchange for retaining the bonus. The Company is expensing the retention bonus ratably through March 31, 2006. As of December 31, 2005, the amount accrued was $169,000, including $99,000 charged to operations during the nine months then ended.

In April 2004 the Company entered into an incentive agreement with the President of its wholly-owned subsidiary Atmosphere Annealing, Inc. The agreement provides for compensation to the officer based on the increased value, as defined, of the subsidiary by March 31, 2006. The incentive is equal to 1% of the first $25 million in value plus 10% above that base amount. Any incentive so earned is payable by Maxco, Inc. in cash assuming a sale by March 31, 2006. If no such sale occurs by that date, at the option of Maxco the incentive is payable in cash or its equivalent in stock of Atmosphere Annealing, Inc. held by Maxco. As party to the agreement, Maxco, Inc. is recognizing incentive compensation expense on a pro-rata basis under the terms of the agreement. As of December 31, 2005, the amount accrued was $1.2 million, including $525,000 charged to operations during the nine months then ended.

In June 2003, the Company assumed a lease with CJC Leasing, a limited liability company in which Mr. Coon is a member, from Contractor Supply Incorporated, the purchaser of the Company’s formerly wholly owned subsidiary, Ersco Corporation. Contractor Supply Incorporated was required under the lease to pay CJC Leasing an aggregate of approximately $2.3 million in monthly installment payments over a period of approximately 4 years. In exchange for the Company assuming Contractors Supply Incorporated’s lease payments to CJC Leasing, Contractors Supply Incorporated and the Company agreed to reduce the amount then owed by the Company to Contractor Supply Incorporated by $2.3 million. The assumption of the lease obligations to CJC Leasing by the Company allowed the Company to retire a $2.3 million debt that was otherwise due and payable to Contractors Supply Incorporated, by making monthly payments of the approximate $2.3 million over four years. Subsequently, in the first quarter 2005, the Company issued 250,000 shares of restricted common stock of the Company to Contractor Supply Incorporated, and 95,800 shares of restricted common stock of the Company to Master Works Foundation, Inc. (a non-profit corporation in which the sole shareholder of Contractor Supply Incorporated is a one-third member) in exchange for further reduction of the amount owed by the Company to Contractor Supply Incorporated by $1.383 million. This Company debt owed to Contractor Supply Incorporated was subsequently assigned by Contractor Supply Incorporated to Ambassador Steel Corporation, and then by Ambassador Steel Corporation to its President, Daryle E. Doden. On September 30, 2005, Mr. Doden assigned this Company debt to EM Investors, LLC. EM Investors, LLC converted the Company payable, including all accrued interest, to 7,812.5 shares of the Company’s series six preferred stock. Messrs. Coon and Cross, are managers, and have indirect ownership interests, of 39.08% and 8.35%, respectively, of EM Investors, LLC.

Included in accounts payable is $105,000 and $108,000 at December 31, 2005 and March 31, 2005, respectively, that is due to entities in which Mr. Coon has an interest.

NOTE 12 - BOARD RESOLUTION AND DEREGISTRATION

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

On November 18, 2005, a preliminary prospectus regarding this issue was filed with the Securities and Exchange Commission (SEC). A comment letter was received in December 2005 by the Company and a response to these comments was filed February 3, 2006 with the Commission.

Maxco believes that when and if the SEC approves the Company’s Prospectus for distribution it will call a special meeting of stockholders to approve the stock split.

The Company believes that a stock split will reduce the number of shareholders of record below 300 allowing for deregistration of the Company’s stock. Periodic reports with the SEC would then no longer be filed. The Company anticipates that its capital stock will be quoted on the Pink Sheets.

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

During 2005, the Company performed the impairment tests of its goodwill, indefinite-long-lived intangibles, and other long-lived assets required by relevant accounting standards. The Company's tests indicated that the fair value of its heat treating segment, which was determined by using discounted cash flows and market multiples, exceeded the carrying value. As a result, the Company did not record an impairment charge for this segment in the accompanying financial statements. The Company will continue to perform an impairment review on an annual basis (or more frequently if impairment indicators arise).

Derivative Financial Instruments
The Company applies hedge accounting pursuant to SFAS 133, as amended, with respect to interest rate swap agreements. Accordingly, changes in the fair value of the swap are reported as a component of other comprehensive income. The swap expired in December 2005.

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

MATERIAL CHANGES IN FINANCIAL CONDITION
Cash provided by operating activities amounted to $1.8 for the nine months. Earnings, after non-cash adjustments, generated $2.5 million while changes in working capital components used $719,000.

Investing activities during the period used cash of $1.1 million. Specifically, Maxco purchased an entity that owns two buildings and Atmosphere acquired BCGW, the entity that owns the buildings that house Atmosphere’s operating facilities in Lansing, Michigan. These two acquisitions used $342,000 of cash. Ledges sold three condominium units for approximately $409,000. These proceeds were used to reduce debt. Atmosphere purchased approximately $1.3 million of equipment during the year and Maxco received payments of $143,000 on certain notes receivable, primarily $106,000 from Integral Vision, Inc.

Cash used in financing activities amounted to $512,000 during the nine months ended December 31, 2005. Atmosphere borrowed an additional $2.0 million on its line of credit. The Company had net repayments of $2.5 million on other debt obligations.

Overall, the Company’s working capital deficit (defined as current assets less current liabilities) decreased from $8.0 million at March 31, 2005 to $7.5 million at December 31, 2005.

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

At December 31, 2005, the 2,410,183 shares of Integral Vision common stock that Maxco owns had an aggregate fair value of approximately $4.8 million. Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented as the Company maintains representation on Integral Vision’s Board of Directors.

At December 31, 2005, the 2,837,089 shares of Provant common stock that Maxco owns had an aggregate fair value of approximately $43,000. Maxco’s investment in Provant is reflected in Maxco’s financial statements under the cost method as an available-for-sale security as the Company owns less than 20% of Provant’s outstanding common stock..

RESULTS OF OPERATIONS
Three Months Ended December 31, 2005 Compared to 2004
Net sales decreased to $11.1 million compared to $11.4 million in last year’s third quarter. Third quarter results reflect operating income of $98,000 compared to $581,000 for the comparable period in 2004. Net loss was $240,000 or a loss of $0.10 per share after preferred dividends assuming dilution compared to last year’s income of $212,000 or $0.04 per share after preferred dividends assuming dilution.

Sales and operating earnings for the three months ending December 31, 2005 and 2004 by the Company’s heat treating and corporate and other segments were as follows:

	Three Months Ended December 31, 2005		Three Months Ended December 31, 2004
	Net Sales	Operating Earnings (Loss)	Net Sales	Operating Earnings (Loss)
	(in thousands)
Heat treating	$11,144	$829	$11,414	$997
Corporate and other	—	(731)	—	(416)
	$11,144	$98	$11,414	$581

Atmosphere experienced a decrease in net sales of approximately $756,000 due to decreased volume from existing customers. New customers generated approximately $486,000 of sales.

Consolidated gross profit (net sales less cost of sales and operating expenses) decreased to $3.8 million from $4.0 million. Gross margin (gross profit as a percentage of sales) decreased to 34% from 35%. The net decrease in Atmosphere Annealing’s sales accounted for $94,000 of the decrease in gross profit while the reduction in margin accounted for $126,000 of the decrease. Atmosphere experienced decreases in employee related expenses of $153,000, maintenance of $106,000 and general factory expenses of $240,000.

Selling, general, and administrative increased to $2.9 million from $2.7 million in the prior year period as a result of the following factors: Maxco recognized $271,000 of compensation expense under the terms of an incentive agreement with the President of Atmosphere and a retention agreement with Vincent Shunsky, former Vice President of the Company. Employee related costs at Atmosphere increased $60,000 while building rental decreased $59,000, state income taxes decreased $56,000, and general insurances decreased $23, 000.

As a result of the above, operating earnings decreased to $98,000 from $581,000 in last year’s comparable period.

Despite a higher average interest rate on the Company’s borrowings, interest expense decreased $26,000 from the prior year due to lower borrowing levels.

Nine Months Ended December 31, 2005 Compared to 2004
Net sales were approximately $34.0 million for both nine month periods. Results from this period reflect operating earnings of $1.2 million compared to $1.4 million for the comparable period in 2004. Net income was $153,000 or a loss of $0.04 per share after preferred dividends assuming dilution compared to last year’s $466,000 or $0.05 per share after preferred dividends assuming dilution.

Sales and operating earnings for the nine months ended December 31, 2005 and 2004 by the Company’s heat treating and corporate and other segments were as follows:

	Nine Months Ended December 31, 2005		Nine Months Ended December 31, 2004
	Net Sales	Operating Earnings (Loss)	Net Sales	Operating Earnings (Loss)
	(in thousands)
Heat treating	$33,988	$3,200	$33,937	$2,665
Corporate and other	—	(2,009)	—	(1,273)
	$33,988	$1,191	$33,937	$1,392

Atmosphere experienced a decrease in net sales from existing customers of approximately $627,000. New customers generated approximately $678,000 of sales.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased to $12.2 million from $11.8 million. Gross margin (gross profit as a percentage of sales) increased to 36% from 35%. The net increase in Atmosphere Annealing’s sales accounted for $17,000 of the increase in gross profit while the improvement in margin accounted for $372,000. Atmosphere experienced increases in employee related expenses of $317,000, natural gas of $153,000, and general factory expenses of $35,000. Maintenance costs at Atmosphere decreased $89,000.

Selling, general, and administrative increased to $8.7 million from $8.2 million in the prior year period as a result of the following factors: Maxco recognized $777,000 of compensation expense under the terms of an incentive agreement with the President of Atmosphere and a retention agreement with Vincent Shunsky, former Vice President of the Company. Employee related costs at Atmosphere increased $162,000 while building rental decreased $181,000, general insurances decreased $79,000, and state income taxes decreased $34,000. Additionally, bad debt expense at Atmosphere decreased $74,000. Atmosphere made an adjustment in the prior year period to provide for receivables that were no longer expected to be collected.

As a result of the above, operating earnings decreased to $1.2 million from $1.4 million in last year’s comparable period.

Investment, interest, and other income (loss), net decreased from $151,000 to $43,000. Atmosphere received a discount of $94,000 as a result of paying off a note in the prior year period.

Despite a higher average interest rate on the Company’s borrowings, interest expense decreased $54,000 from the prior year due to lower borrowing levels.

Gain on sale of assets includes $57,000 for a gain on sale of a building in the prior year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. Approximately $3.5 million of Maxco’s debt carries a fixed rate of interest. The Company had total outstanding variable rate short and long term borrowings of $12.1 million at December 31, 2005. A 1% increase from the prevailing interest rates at December 31, 2005 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by approximately $121,000 based on principal balances at December 31, 2005.

The Company had entered into an interest rate swap agreement based on a notional amount of $2.7 million to manage its exposure to interest rate changes. The swap, which involved the exchange of fixed and variable interest payments without changing the notional principal amount, expired December 15, 2005.

Atmosphere experiences fluctuations in the price of natural gas used in the heat treating process. To the extent feasible in light of competitive factors, the Company has offset these fluctuations through selective price adjustments.

ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer believe Maxco’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), are effective. This conclusion was reached after an evaluation of these controls and procedures as of December 31, 2005.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

The annual meeting of shareholders has been delayed more than 30 days later than it is traditionally held. The meeting will be held on March 14, 2006.

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

MAXCO, INC.

Date: February 14, 2006	By:	/s/ LAWRENCE O. FIELDS
Lawrence O. Fields, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)