Form 10-Q/A
period 2005-06-30
MAXCO INC
filed 2006-04-03
CIK 78966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

MAXCO, INC.

EXPLANATORY NOTE

On November 18, 2005, we filed a Schedule 13E-3 and a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) pertaining to a proposed “going private” transaction. In the preliminary proxy, we incorporated by reference 10-Q for the period ended June 30, 2005. On February 3, 2006 we amended certain portions of our Form 10-Q, originally filed with the SEC on November 14, 2005, amended our Schedule 13E-3, and amended our preliminary proxy statement, in response to comments received from the SEC. In this filing, we are amending certain portions of our Form 10-Q/A, originally filed with the SEC on February 3, 2006, in response to further comments received from the SEC on March 6, 2006.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	June 30,	March 31,
	2005	2005
	(Unaudited)
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,401	$1,781
Restricted cash—Note 3	750	-
Accounts and notes receivable, less allowance of $150,000 ($128,000 at March 31, 2005)	6,458	6,605
Inventories—Note 9	646	534
Prepaid expenses and other	405	223
Total Current Assets	9,660	9,143

Property and Equipment—Note 1
Land	564	437
Buildings	8,192	5,997
Machinery, equipment, and fixtures	30,634	30,052
	39,390	36,486
Allowances for depreciation	(19,880)	(18,018)
	19,510	18,468

Other Assets
Investments	1,014	878
Notes and contracts receivable and other	761	996
Real estate investments held for sale	1,427	1,850
Real estate held for sale	3,275	-
Accounts receivable, related parties—Note 11	407	407
Intangibles	1,424	1,424
	8,308	5,555
	$37,478	$33,166

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Maxco, Inc. and Subsidiaries

	June 30,	March 31,
	2005	2005
	(Unaudited)
	(in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable—Note 6	$4,067	$2,091
Accounts payable	4,816	3,870
Employee compensation	1,666	1,711
Incentive compensation	825	650
Taxes, interest, and other liabilities	3,899	3,850
Current maturities of long-term obligations	5,142	4,959
Total Current Liabilities	20,415	17,131

Long-Term Obligations, Less Current Maturities—Notes 1 and 6	7,856	7,070
Total Liabilities	28,271	24,201

Stockholders' Equity
Preferred stock:

Series Three: 10% cumulative redeemable, $60 face value;14,784 shares issues and outstanding	678	678
Series Four: 10% cumulative redeemable, $51.50 face value; 46,414 shares issues and outstanding	2,390	2,390
Series Five: 10% cumulative redeemable, $120 face value; 6,648 shares issues and outstanding	798	798
Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, issued - none	-	-
	3,866	3,866

Common stock, $1 par value; 10,000,000 shares authorized, 3,446,995 shares issued and outstanding	3,447	3,447
Accumulated other comprehensive loss	(23)	(38)
Retained earnings	1,917	1,690
Total Stockholders' Equity	9,207	8,965
	$37,478	$33,166

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Three Months Ended June 30,
	2005	2004
	(in thousands)
Operating Activites
Net income	$329	$204
Adjustments to reconcile net income to net cash provided by operating activites:
Loss on investment	30	-
Net gains	(2)	(1)
Depreciation and amortization	752	744
Changes in operating assets and liabilities	734	948
Net Cash Provided By Operating Activities	1,843	1,895

Investing Activities
Collections on notes receivable	116	993
Purchases of property and equipment	(582)	(131)
Purchase of subsidiaries	(342)	-
Other	42	16
Net Cash (Used In) Provided By Investing Activities	(766)	878

Financing Activities
Proceeds from new debt obligation	-	2,700
Net proceeds from (repayments on) line of credit	379	(941)
Net repayments on other debt obligations	(1,086)	(3,751)
Net Cash Used In Financing Activities	(707)	(1,992)

Increase in Cash and Cash Equivalents	370	781
Cash and Cash Equivalents at Beginning of Period	1,781	78
Cash and Cash Equivalents at End of Period	$2,151	$859

Supplemental cash flows disclosure:
Interest paid	$310	$183

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended June 30,
	2005	2004
NUMERATOR:	(in thousands, except per share data)
Net income	329	204
Preferred stock dividends	(102)	(102)

Numerator for basic and diluted earnings per share— income available to common stockholders	$227	$102

DENOMINATOR:
Denominator for basic and diluted earnings per share—weighted average shares	3,447	3,101
BASIC AND DILUTED EARNINGS PER SHARE	$0.07	$0.03

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

NOTE 5 - INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

	June 30,	March 31,
	2005	2005
	(in thousands)
Identifiable Assets:
Heat treating	$28,201	$27,081
Corporate and other	6,836	3,357
Investments and advances	2,441	2,728
Total Identifiable Assets	$37,478	$33,166

	Three Months Ended
	June 30,
	2005	2004
	(in thousands)
Net Sales:
Heat treating	$11,448	$11,367
Corporate and other	-	-
Total Net Sales	$11,448	$11,367

Operating Earnings (Loss):
Heat treating	$1,306	$963
Corporate and other	(624)	(488)
Total Operating Earnings (Loss)	$682	$475

Depreciation and Amortization Expense:
Heat treating	$745	$736
Corporate and other	7	8
Total Depreciation and Amortization Expense	$752	$744

Capital Expenditures:
Heat treating	$575	$131
Corporate and other	7	-
Total Capital Expenditures	$582	$131

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

A summary of the Company’s debt obligations as of June 30, 2005 and March 31, 2005 is as follows:

	June 30,	March 31,
	2005	2005
	(in thousands)
Short term obligations:
Notes payable (various interest rates)	$1,516	$1,554
Mortgage notes payable (prime +3%)	1,634	-
Revolving line of credit (LIBOR + 2.0%)	917	537
	$4,067	$2,091

Long term obligations:
Term notes (various variable interest rates)	$4,252	$4,930
Mortgage notes payable (various variable interest rates)	5,907	4,962
Equipment purchase contracts and capitalized lease obligations (various interest rates)	1,451	1,791
Subordinated debt (fixed rate of 10.00%)	346	346
Other amounts due on real estate held for sale	1,042	-
	12,998	12,029
Less current maturities	5,142	4,959
	$7,856	$7,070

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

Sales and operating earnings for the three months ending June 30, 2005 and 2004 by the Company’s heat treating and corporate and other segments were as follows:

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004
		Operating		Operating
	Net Sales	Earnings (Loss)	Net Sales	Earnings (Loss)
	(in thousands)
Heat treating	$11,448	$1,306	$11,367	$963
Corporate and other	-	(624)	-	(488)
	$11,448	$682	$11,367	$475

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

ITEM 4. CONTROLS AND PROCEDURES

a)  Disclosure controls and procedures
The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported, in each case, within the time period specified by the SEC’s rules and regulations.

b)  Changes in internal control over financial reporting
There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s first quarter of the fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

MAXCO, INC.

Date: April 3, 2006	By:	/s/ LAWRENCE O. FIELDS
Lawrence O. Fields, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)