Form 10-Q/A
period 2005-09-30
MAXCO INC
filed 2006-04-03
CIK 78966

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
	(Unaudited)
	(in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$928	$1,781
Restricted cash—Note 3	750	-
Accounts and notes receivable, less allowance of
$180,000 ($128,000 at March 31, 2005)	7,154	6,605
Inventories—Note 9	854	534
Prepaid expenses and other	414	223
Total Current Assets	10,100	9,143

Property and Equipment—Note 1
Land	564	437
Buildings	8,220	5,997
Machinery, equipment, and fixtures	30,954	30,052
	39,738	36,486
Allowances for depreciation	(20,600)	(18,018)
	19,138	18,468

Other Assets
Investments	1,014	878
Notes and contracts receivable and other	719	996
Real estate investments held for sale	1,427	1,850
Real estate held for sale	2,997	-
Accounts receivable, related parties—Note 11	407	407
Intangibles	1,424	1,424
	7,988	5,555

	$37,226	$33,166

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Maxco, Inc. and Subsidiaries

	September 30,	March 31,
	2005	2005
	(Unaudited)
	(in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable—Note 6	$3,719	$2,091
Accounts payable	3,663	3,870
Employee compensation	1,856	1,711
Incentive compensation	1,000	650
Taxes, interest, and other liabilities	3,987	3,850
Current maturities of long-term obligations	5,303	4,959
Total Current Liabilities	19,528	17,131

Long-Term Obligations, Less Current Maturities—Notes 1 and 6	7,265	7,070
Total Liabilities	26,793	24,201

Stockholders' Equity
Preferred stock:
Series Three: 10% cumulative redeemable, $60 face
value; 14,784 shares issued	678	678
Series Four: 10% cumulative redeemable, $51.50 face
value; 46,414 shares issued	2,390	2,390
Series Five: 10% cumulative redeemable, $120 face
value; 6,648 shares issued	798	798
Series Six: 10% cumulative callable, $160 face
value; 7,812.5 shares issued	1,250	-
	5,116	3,866
Common stock, $1 par value; 10,000,000 shares
authorized, 3,446,995 shares issued and outstanding	3,447	3,447
Accumulated other comprehensive loss	(9)	(38)
Retained earnings	1,879	1,690
Total Stockholders' Equity	10,433	8,965

	$37,226	$33,166

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Three Months Ended September 30,
	2005	2004
	(in thousands, except per share data)
Net Sales	$11,396	$11,156
Costs and Expenses:
Cost of sales and operating expenses	7,312	7,345
Selling, general and administrative	2,893	2,732
Depreciation and amortization	780	743
	10,985	10,820
Operating Income	411	336
Other Income (Expense)
Investment, interest, and other income (loss), net	37	16
Gain on sale of assets	-	56
Interest expense	(384)	(358)
Income Before Equity in Loss of Affiliates	64	50
Equity in loss of affiliates	-	-
Net Income	64	50
Less preferred stock dividends	(102)	(102)
Net Loss Applicable to Common Stock	$(38)	$(52)

Net Loss Per Common Share—Basic and Diluted	$(0.01)	$(0.02)

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Six Months Ended September 30,
	2005	2004
	(in thousands, except per share data)
Net Sales	$22,844	$22,523
Costs and Expenses:
Cost of sales and operating expenses	14,426	14,715
Selling, general and administrative	5,793	5,510
Depreciation and amortization	1,532	1,487
	21,751	21,712
Operating Income	1,093	811
Other Income (Expense)
Investment, interest, and other income (loss), net	35	151
Gain on sale of assets	2	57
Interest expense	(737)	(765)
Income Before Equity in Loss of Affiliates	393	254
Equity in loss of affiliates, net of tax	-	-
Net Income	393	254
Less preferred stock dividends	(204)	(204)
Net Income Applicable to Common Stock	$189	$50

Net Income Per Common Share—Basic and Diluted	$0.05	$0.02

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

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Six Months Ended September 30,
	2005	2004
	(in thousands)
Operating Activites
Net income	$393	$254
Adjustments to reconcile net income to net cash
provided by operating activites:
Loss on investment	30	-
Net gains	(2)	(57)
Depreciation and other non-cash items	1,532	1,487
Changes in operating assets and liabilities	(1,260)	616
Net Cash Provided By Operating Activities	693	2,300

Investing Activities
Collections on notes receivable	125	1,003
Sale of buildings	278	-
Purchase of subsidiaries	(342)	-
Purchases of property and equipment	(988)	(537)
Other	74	65
Net Cash (Used In) Provided By Investing Activities	(853)	531

Financing Activities
Net proceeds from (repayments on) line of credit	1,574	(752)
Net repayments on other debt obligations	(1,517)	(1,834)
Net Cash Provided By (Used In) Financing Activities	57	(2,586)

(Decrease) Increase in Cash and Cash Equivalents	(103)	245
Cash and Cash Equivalents at Beginning of Period	1,781	78
Cash and Cash Equivalents at End of Period	$1,678	$323

Supplemental cash flow disclosure:
Interest paid	$789	$724

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

NOTE 5 - INDUSTRY SEGMENT INFORMATION
The following summarizes Maxco’s industry segment information:

	September 30,	March 31,
	2005	2005
	(in thousands)
Identifiable Assets:
Heat treating	$28,673	$27,081
Corporate and other	6,112	3,357
Investments and advances	2,441	2,728
Total Identifiable Assets	$37,226	$33,166

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Net Sales:
Heat treating	$11,396	$11,156	$22,844	$22,523
Corporate and other	-	-	-	-
Total Net Sales	$11,396	$11,156	$22,844	$22,523

Operating Earnings (Loss):
Heat treating	$1,061	$705	$2,367	$1,668
Corporate and other	(650)	(369)	(1,274)	(857)
Total Operating Earnings	$411	$336	$1,093	$811

Depreciation and Amortization Expense:
Heat treating	$773	$735	$1,518	$1,471
Corporate and other	7	8	14	16
Total Depreciation and Amortization Expense	$780	$743	$1,532	$1,487

Capital Expenditures:
Heat treating	$400	$406	$975	$537
Corporate and other	6	-	13	-
Total Capital Expenditures	$406	$406	$988	$537

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

A summary of the Company’s debt obligations as of September 30, 2005 and March 31, 2005 is as follows:

	September 30,	March 31,
	2005	2005
	(in thousands)
Short term obligations:
Notes payable (various interest rates)	$289	$1,554
Mortgage notes payable (prime +3%)	1,319	-
Revolving line of credit (LIBOR + 1.6%)	2,111	537
	$3,719	$2,091

Long term obligations:
Term notes (various variable interest rates)	$3,594	$4,930
Mortgage notes payable (various variable interest rates)	5,829	4,962
Equipment purchase contracts and capitalized lease obligations (various interest rates)	1,759	1,791
Subordinated debt (fixed rate of 10.00%)	346	346
Other amounts due on real estate held for sale	1,040	-
	12,568	12,029
Less current maturities	5,303	4,959
	$7,265	$7,070

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

NOTE 9 - INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

	September 30,	March 31,
	2005	2005
	(in thousands)
Raw materials	$650	$329
Work in progress	204	157
Finished goods	-	48
	$854	$534

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

Sales and operating earnings for the three months ending September 30, 2005 and 2004 by the Company’s heat treating and corporate and other segments were as follows:

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004
		Operating		Operating
	Net Sales	Earnings (Loss)	Net Sales	Earnings (Loss)
	(in thousands)
Heat treating	$11,396	$1,061	$11,156	$705
Corporate and other	-	(650)	-	(369)
	$11,396	$411	$11,156	$336

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

Sales and operating earnings for the six months ended September 30, 2005 and 2004 by the Company’s heat treating and corporate and other segments were as follows:

	Six Months Ended		Six Months Ended
	September 30, 2005		September 30, 2004
		Operating		Operating
	Net Sales	Earnings (Loss)	Net Sales	Earnings (Loss)
	(in thousands)
Heat treating	$22,844	$2,367	$22,523	$1,668
Corporate and other	-	(1,274)	-	(857)
	$22,844	$1,093	$22,523	$811

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

b) Changes in internal control over financial reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s second quarter of the fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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