Form 10-Q/A
period 2005-12-31
MAXCO INC
filed 2006-04-03
CIK 78966

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

MAXCO, INC.

EXPLANATORY NOTE
On February 3, 2006, we filed a Schedule 13E-3/A - Amendment No. 1 and an amended preliminary proxy statement with the Securities and Exchange Commission (“SEC”) pertaining to a proposed “going private” transaction. We are amending certain portions of our Form 10-Q, originally filed with the SEC on February 14, 2006, in response to comments received from the SEC on March 6, 2006.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
December 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	December 31,	March 31,
	2005	2005
	(Unaudited)
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,209	$1,781
Restricted cash—Note 3	750	-
Accounts and notes receivable, less allowance of
$194,000 ($128,000 at March 31, 2005)	6,546	6,605
Inventories—Note 9	832	534
Prepaid expenses and other	502	223
Total Current Assets	9,839	9,143

Property and Equipment—Note 1
Land	564	437
Buildings	8,220	5,997
Machinery, equipment, and fixtures	31,307	30,052
	40,091	36,486
Allowances for depreciation	(21,377)	(18,018)
	18,714	18,468

Other Assets
Investments	1,014	878
Notes and contracts receivable and other	692	996
Real estate investments held for sale—Note 10	1,427	1,850
Real estate held for sale	2,900	-
Accounts receivable, related parties—Note 11	407	407
Intangibles	1,424	1,424
	7,864	5,555

	$36,417	$33,166

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Maxco, Inc. and Subsidiaries

	December 31,	March 31,
	2005	2005
	(Unaudited)
	(in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable—Note 6	$1,414	$2,091
Accounts payable	2,973	3,870
Employee compensation	1,783	1,711
Incentive compensation	1,175	650
Taxes, interest, and other liabilities	4,862	3,850
Current maturities of long-term obligations	5,328	4,959
Total Current Liabilities	17,535	17,131

Long-Term Obligations, Less Current Maturities—Notes 1 and 6	8,782	7,070
Total Liabilities	26,317	24,201

Stockholders' Equity
Preferred stock:
Series Three: 10% cumulative redeemable, $60 face
value; 14,784 shares issued	678	678
Series Four: 10% cumulative redeemable, $51.50 face
value; 46,414 shares issued	2,390	2,390
Series Five: 10% cumulative redeemable, $120 face
value; 6,648 shares issued	798	798
Series Six: 10% cumulative callable, $160 face
value; 7,812.5 shares issued	1,250	-
	5,116	3,866

Common stock, $1 par value; 10,000,000 shares authorized, 3,446,995 shares issued and outstanding	3,447	3,447
Accumulated other comprehensive loss	-	(38)
Retained earnings	1,537	1,690
Total Stockholders' Equity	10,100	8,965

	$36,417	$33,166

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Three Months Ended December 31,
	2005	2004
	(in thousands, except per share data)
Net Sales	$11,144	$11,414
Costs and Expenses:
Cost of sales and operating expenses	7,387	7,437
Selling, general and administrative	2,881	2,654
Depreciation and amortization	778	742
	11,046	10,833
Operating Income	98	581
Other Income (Expense)
Investment, interest, and other income, net	7	-
Gain on sale of assets	-	2
Interest expense	(345)	(371)
Net Income (Loss)	(240)	212
Less preferred stock dividends	(102)	(102)
Net Income (Loss) Applicable to Common Stock	$(342)	$110

Net Income (Loss) Per Common Share—Basic and Diluted	$(0.10)	$0.04

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

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Maxco, Inc. and Subsidiaries
(Unaudited)

	Number of Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Comprehensive Loss	Retained Earnings	Totals
	(in thousands, except number of common shares outstanding)

Balances at April 1, 2005	3,446,995	$3,866	$3,447	$(38)	$1,690	$8,965
Net income for the period					153	153
Unrealized gain on expiration of swap agreement				38		38
Comprehensive income						191
Conversion of debt to preferred stock		1,250				1,250
Preferred stock dividends					(306)	(306)
Balances at December 31, 2005	3,446,995	$5,116	$3,447	$-	$1,537	$10,100

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Nine Months Ended December 31,
	2005	2004
	(in thousands)
Operating Activites
Net income	$153	$466
Adjustments to reconcile net income to net cash
provided by operating activites:
Net gains	(2)	(59)
Depreciation and other non-cash charges	2,340	2,230
Changes in operating assets and liabilities	(719)	592
Net Cash Provided By Operating Activities	1,772	3,229

Investing Activities
Collections on notes receivable	143	1,013
Sale of buildings	409	-
Purchase of subsidiaries	(342)	-
Purchases of property and equipment	(1,341)	(685)
Other	49	64
Net Cash (Used In) Provided By Investing Activities	(1,082)	392

Financing Activities
Net proceeds from (repayments on) line of credit	1,957	(696)
Net repayments on other debt obligations	(2,469)	(2,874)
Net Cash Used In Financing Activities	(512)	(3,570)

Increase in Cash and Cash Equivalents	178	51
Cash and Cash Equivalents at Beginning of Period	1,781	78
Cash and Cash Equivalents at End of Period	$1,959	$129

Supplemental cash flow disclosure:
Interest paid	$1,153	$1,030
Conversion of debt to preferred stock	1,250	-

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

NOTE 5 - INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

	December 31,	March 31,
	2005	2005
	(in thousands)
Identifiable Assets:
Heat treating	$27,754	$27,081
Corporate and other	6,222	3,357
Investments and advances	2,441	2,728
Total Identifiable Assets	$36,417	$33,166

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(in thousands)
Net Sales:
Heat treating	$11,144	$11,414	$33,988	$33,937
Corporate and other	-	-	-	-
Total Net Sales	$11,144	$11,414	$33,988	$33,937

Operating Earnings (Loss):
Heat treating	$833	$997	$3,200	$2,665
Corporate and other	(735)	(416)	(2,009)	(1,273)
Total Operating Earnings	$98	$581	$1,191	$1,392

Depreciation and Amortization Expense:
Heat treating	$772	$735	$2,290	$2,206
Corporate and other	6	6	20	23
Total Depreciation and Amortization Expense	$778	$741	$2,310	$2,229

Capital Expenditures:
Heat treating	$353	$148	$1,328	$685
Corporate and other	-	-	13	-
Total Capital Expenditures	$353	$148	$1,341	$685

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

A summary of the Company’s debt obligations as of December 31, 2005 and March 31, 2005 is as follows:

	December 31,	March 31,
	2005	2005
	(in thousands)
Short term obligations:
Notes payable (various interest rates)	$226	$1,554
Mortgage notes payable (prime +3%)	1,188	-
Revolving line of credit (LIBOR + 2%)	-	537
	$1,414	$2,091

Long term obligations:
Term notes (various variable interest rates)	$2,905	$4,930
Revolving line of credit (LIBOR + 1.25%)	2,494	-
Mortgage notes payable (various variable interest rates)	5,744	4,962
Equipment purchase contracts and capitalized lease obligations (various interest rates)	1,587	1,791
Subordinated debt (fixed rate of 10.00%)	346	346
Other amounts due on real estate held for sale	1,034	-
	14,110	12,029
Less current maturities	5,328	4,959
	$8,782	$7,070

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

NOTE 9 - INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

	December 31,	March 31,
	2005	2005
	(in thousands)
Raw materials	$710	$329
Work in progress	121	157
Finished goods	-	48
	$831	$534

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

Sales and operating earnings for the three months ending December 31, 2005 and 2004 by the Company’s heat treating and corporate and other segments were as follows:

	Three Months Ended		Three Months Ended
	December 31, 2005		December 31, 2004
		Operating		Operating
	Net Sales	Earnings (Loss)	Net Sales	Earnings (Loss)
	(in thousands)
Heat treating	$11,144	$829	$11,414	$997
Corporate and other	-	(731)	-	(416)
	$11,144	$98	$11,414	$581

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

Sales and operating earnings for the nine months ended December 31, 2005 and 2004 by the Company’s heat treating and corporate and other segments were as follows:
	Nine Months Ended		Nine Months Ended
	December 31, 2005		December 31, 2004
		Operating		Operating
	Net Sales	Earnings (Loss)	Net Sales	Earnings (Loss)
	(in thousands)
Heat treating	$33,988	$3,200	$33,937	$2,665
Corporate and other	-	(2,009)	-	(1,273)
	$33,988	$1,191	$33,937	$1,392

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

b)  Changes in internal control over financial reporting
There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s third quarter of the fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information

The annual meeting of shareholders has been delayed more than 30 days later than it is traditionally held. The meeting will be held on March 14, 2006.

Item 6.	Exhibits

3	Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

3.2	First Amendment to the By-laws is hereby incorporated by reference from Form 8-K dated November 14, 2005

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

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