Form 10-K
period 2006-03-31
MAXCO INC
filed 2006-07-14
CIK 78966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________  to ___________

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock, $1.00 par value per share, held by non-affiliates of the registrant on September 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,392,865 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. At June 30, 2006, there were 3,454,039 outstanding shares of the Registrant's common stock.

Documents Incorporated By Reference

Portions of the annual proxy statement for the year ended March 31, 2006 are incorporated by reference into Part III.

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

Heat Treating

Atmosphere Annealing, Inc.

Atmosphere Annealing, Inc. (“Atmosphere”) provides metal heat treating, phosphate coating and bar shearing and sawing services to the cold forming, stamping, forging and casting industries. Its services are sold through Atmosphere’s own sales personnel and outside sales representatives, primarily to automotive companies and automotive suppliers. This unit’s facilities are located in Lansing, Michigan; Canton, Ohio; and North Vernon, Indiana.

In May 2005, Atmosphere acquired the common stock of BCGW, Inc. (“BCGW”) for $200,000. BCGW owns the buildings that house Atmosphere’s operating facilities in Lansing, Michigan. The spouse of Maxco’s president, Max A. Coon, was a 25% owner of BCGW. At the acquisition date BCGW had $1.2 million in property and equipment and $1.0 million in debt.

Since Atmosphere is a service business, inventory levels for this segment are traditionally small and consist mainly of steel inventory, various lubricants and other materials used in the heat treating, phosphate coating or bar shearing and sawing process. The majority of heat treating services are completed on customer owned parts shipped to Atmosphere’s plants for heat treating. Title to these parts does not transfer to Atmosphere and therefore customer owned parts heat treated by Atmosphere are not included in Atmosphere Annealing Inc.’s inventory. Inventories of this segment represent 100% of Maxco’s total inventories at March 31, 2006.

Atmosphere is a service provider, not a manufacturer. With one exception, the parts processed are customer owned parts and therefore the right to return is not a material issue. Extended payment terms are not provided to customers.

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

Sales for this unit are fairly consistent throughout the year with the exception of lower volume during model changeovers for its automotive customers in July, and during the winter holiday season. This operating segment accounted for 100% of consolidated net sales for the years ended March 31, 2006, 2005, and 2004.

Subsequent to March 31, 2006, the Company engaged GBQ Consulting, LLC to locate an investor or purchaser of the Company including its subsidiary Atmosphere Annealing, Inc. Such sale is not expected to occur by March 31, 2007.

Investment in Real Estate (Discontinued and Held For Sale)

Maxco has effective ownership interests ranging from 31-50% in primarily two LLC’s that have been involved in the development and ownership of real estate in central Michigan. In 2003, the Company’s affiliated entity, L/M Associates II, sold substantially all of the properties in its real estate portfolio. Pursuant to the terms of the sale agreement, in July 2004, L/M Associates (L/M) exercised its option to require the managing member of the acquiring entity to repurchase L/M’s 16% interest in the acquiring entity. To date this requirement has not been satisfied and L/M Associates intends to pursue other collection remedies against the managing member of the acquiring entity. In addition, during the fourth quarter of fiscal 2006, the managing member of the acquiring entity listed the applicable properties for sale with a major real estate firm. Maxco accounts for its interest in L/M as real estate investment held for sale.

In May 2005, Maxco acquired the common stock of Ledges Commerce Park (“Ledges”) for $200,000 plus the assumption of certain liabilities from L/M. As a result of this transaction, Maxco has recorded the assets acquired at their fair value, (all such assets are held for sale) and recorded the liabilities assumed at the amount at which they are expected to be settled. The financial reporting effect of this transaction essentially grosses up the assets and liabilities on Maxco’s balance sheet. This transaction effectively gives Maxco full control over the disposition of assets and the settlement of the liabilities as it relates to Ledges. The Company included the operations of Ledges since the date of acquisition in the consolidated financial statements. Such amounts are immaterial.

Any real risks on guarantees that Maxco has estimated would be required to be paid by Maxco have been recorded in the accompanying consolidated financial statements and Maxco’s investment in real estate has been adjusted to the net realizable value of the remaining assets. Impairment charges totaling $800,000 were recognized during the year ended March 31, 2006 to further reduce the carrying value of the Company’s investment in real estate to its estimated fair value less costs to sell.

Other Investments

In addition to its investments in real estate, the Company has other investments in 50% or less owned affiliates.

Maxco’s equity interest is 20% or greater in the following companies and consequently is accounted for using the equity method: approximately a 36% interest in Phoenix Financial Group, LTD and its subsidiary Cambridge Group Investments, LTD (dba Bondpage.com), a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments; and a 50% interest in Robinson Oil Company, LLC, which is in the business of acquiring and developing oil and gas interests. Impairment charges of $226,000 and $30,000 were recognized during the year ended March 31, 2006 to reduce the carrying value of the Company’s investments in Phoenix Financial Group and Robinson Oil Company, respectively, to their estimated fair values.

At March 31, 2006, Maxco owned 2,410,183 shares or 8% of Integral Vision, Inc. common stock. Maxco’s ownership of Integral Vision had been greater than 20% but decreased as Integral Vision common stock warrants were exercised in March 2004. However, Maxco continues to account for its investment in Integral Vision under the equity method because of its representation on Integral Vision’s Board of Directors. Integral Vision develops, manufactures, and markets flat panel display inspection systems to ensure product quality in the display manufacturing process.

Research and Development

Expenditures on research activities related to development or improvement of products were not significant.

Major Customers

The nature of the Company’s services may produce sales to one or a small number of customers in excess of 10% of total sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s results of operations. For the year ended March 31, 2006 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 33.2% and 10.4% of consolidated sales, respectively. Amounts due from these customers represented 33% of the respective outstanding trade receivable balance at March 31, 2006. For the year ended March 31, 2005 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 33.3% and 10.7% of consolidated sales, respectively. Amounts due from these customers represented 31% of the respective outstanding trade receivable balance at March 31, 2005. For the year ended March 31, 2004 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 38.3% and 14.3% of consolidated sales, respectively.

Environmental Factors

Compliance by Maxco and its operating subsidiaries with environmental protection laws had no material effect on capital expenditures, earnings, or competitive position.

Employees

At March 31, 2006, Maxco and its wholly-owned operating subsidiary employed approximately 260 full time employees.

Export Sales and Foreign Operations

The Company and its operating subsidiary had no foreign operations or material export sales during the years ended March 31, 2006, 2005, or 2004.

For additional information regarding industry segment information see Note 11 to “Notes to Consolidated Financial Statements”.

ITEM 2 - PROPERTIES

The following table provides information relative to the principal properties owned or leased by the Company and its operating subsidiary as of March 31, 2006. The Company considers its facilities to be in good operating condition.

LOCATION	APPROXIMATE SIZE	OWNED/LEASED	USE
HEAT TREATING
Atmosphere Annealing, Inc.
Lansing, MI	145,000 sq ft on 15 acres	Owned(A)	Plant and administrative offices
Lansing, MI	58,000 sq ft on 4 acres	Owned(A)	Heat treating plant
Canton, OH	160,000 sq ft on 8 acres	Owned(A)	Heat treating plant
N. Vernon, IN	88,000 sq ft on 6 acres	Owned(A)	Heat treating plant

CORPORATE
Maxco, Inc.
Lansing, MI	1,615 sq ft	Leased(B)	Executive offices
(A)Subject to a mortgage
(B)In January 2006, Maxco sold this property to an outside party for $1.0 million and agreed to lease the space for approximately $3,700 per month for six months.

ITEM 3 - LEGAL PROCEEDINGS

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on March 14, 2006. The matters voted upon were the election of directors and other business that may come before the meeting (of which there was none). The results of votes were as follows:

Election of directors:
	For	Withheld

Max A. Coon	3,279,032	5,499
Sanjeev Deshpande	3,279,132	5,399
Joel I. Ferguson	3,268,133	16,398
David R. Layton	3,268,133	16,398
Samuel O. Mallory	3,268,033	16,498

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Maxco's common stock trades on the Nasdaq SmallCap Market under the symbol MAXC. The approximate number of record holders of Maxco's common stock at June 30, 2006 was 475.

The range of high and low sales prices for the last two fiscal years as reported by NASDAQ were:

QUARTER ENDED	HIGH	LOW
June 30, 2004	3.50	2.35
September 30, 2004	5.58	2.50
December 31, 2004	5.02	3.00
March 31, 2005	4.30	3.20

June 30, 2005	5.00	3.25
September 30, 2005	5.25	3.52
December 31, 2005	5.79	4.15
March 31, 2006	5.98	5.45

No cash dividends on common stock have been paid during any period.

ITEM 6 - SELECTED FINANCIAL DATA

	Year Ended March 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Net sales (3)	$46,564	$45,364	$40,798	$36,827	$34,696
Loss on investments (1)	(1,056)	(610)	(1,115)	(9,320)	(3,103)
Income (loss) before equity in net (loss) income of affiliates and discontinued operations (3)	114	134	(1,210)	(10,474)	(1,299)
Equity in net (loss) income of affiliates, net of tax	(100)	-	(321)	(614)	(528)

Loss from discontinued operations (3)	-	-	-	(1,737)	(2,674)
Net income (loss)	14	134	(1,531)	(12,825)	(4,501)

Net loss per share—diluted
Continuing operations	(0.13)	(0.09)	(0.63)	(3.71)	(0.72)
Discontinued operations (3)	-	-	-	(0.56)	(0.86)
Net loss per share (2)	$(0.13)	$(0.09)	$(0.63)	$(4.27)	$(1.58)

	At March 31:
	2006	2005	2004	2003	2002
	(in thousands)
Total assets	$34,125	$32,871	$35,481	$38,375	$87,038
Working capital (deficit)	(7,697)	(7,988)	(7,736)	(19,698)	(16,846)
Long-term obligations (net of current obligations)	7,131	7,070	11,480	1,113	11,380
Assets of discontinued operations (3)	-	-	-	474	29,252

NOTES

(1)	Includes the following charges for impairment of the Company’s investments:

	Year Ended March 31,
	2006	2005	2004	2003	2002
	(in thousands)
Robinson Oil	$30	$260	$-	$-	$-
Phoenix Financial	226	-	-	-	-
Real estate	800	350	749	4,698	-
Provant	-	-	366	1,360	3,103
Foresight Solutions	-	-	-	2,790	-
Integral Vision	-	-	-	122	-
Vertical VC	-	-	-	250	-
MYOEM.COM	-	-	-	100	-
	$1,056	$610	$1,115	$9,320	$3,103

(2)	Net loss per share amounts assume dilution for all years presented.

(3)	In accordance with FASB Statement No. 144, the Company in fiscal 2003 reclassified its results from operations for discontinued operations.

No cash dividends on common stock have been paid during any year.

The above selected financial data should be read in conjunction with the consolidated financial statements, which appear in Part II, Item 8 of this report.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting method or its application is generally accepted, management selects the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires the Company’s management to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these consolidated financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions pertaining to the accounting policies described below.

Principles of Consolidation and Transactions With Affiliates

The consolidated financial statements include the accounts of Maxco, Inc. and its majority owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. All significant investments are accounted for under the equity method. Transactions with equity affiliates are in the ordinary course of business and are generally conducted on an arm’s-length basis. Certain investments in equity affiliates and other activities may be between related parties and are generally conducted on an arm’s-length basis.

In June 2003, the Company assumed a lease with CJC Leasing, a limited liability company in which Mr. Coon is a member, from Contractor Supply Incorporated, the purchaser of the Company’s formerly wholly owned subsidiary, Ersco Corporation. Contractor Supply Incorporated was required under the lease to pay CJC Leasing an aggregate of approximately $2.3 million in monthly installment payments over a period of approximately 4 years. In exchange for the Company assuming Contractors Supply Incorporated’s lease payments to CJC Leasing, Contractors Supply Incorporated and the Company agreed to reduce the amount then owed by the Company to Contractor Supply Incorporated by $2.3 million. The assumption of the lease obligations to CJC Leasing by the Company allowed the Company to retire a $2.3 million debt that was otherwise due and payable to Contractors Supply Incorporated, by making monthly payments of the approximate $2.3 million over four years. In June 2006, the Company paid off the obligation due CJC Leasing under this lease.

In February 2005, the Company issued 250,000 shares of restricted common stock of the Company to Contractor Supply Incorporated, and 95,800 shares of restricted common stock of the Company to Master Works Foundation, Inc. (a non-profit corporation in which the sole shareholder of Contractor Supply Incorporated is a one-third member) in exchange for further reduction of the amount owed by the Company to Contractor Supply Incorporated by $1.4 million. The remaining Company debt owed to Contractor Supply Incorporated was subsequently assigned by Contractor Supply Incorporated to Ambassador Steel Corporation, and then by Ambassador Steel Corporation to its President, Daryle E. Doden. On September 30, 2005, Mr. Doden assigned this Company debt, approximating $1.25 million, to EM Investors, LLC. EM Investors, LLC converted the Company payable, including all accrued interest, to 7,812.5 shares of the Company’s series six preferred stock. Messrs. Coon and Cross, are managers, and have indirect ownership interests, of 39.08% and 8.35%, respectively, of EM Investors, LLC.

Maxco had provided the guarantee of certain debt obligations of certain real estate and other investments in an aggregate amount of approximately $2.0 million as of March 31, 2005. The Company’s real estate affiliates continue to operate under a forbearance agreement with a lender. In order to avoid foreclosure of the real estate assets that secure these loans, Maxco, as guarantor, in May 2005 agreed to purchase, through a subsidiary, the real estate secured by the Ledges land and buildings. As a result of this purchase a $1.8 million liability, which had been guaranteed by the Company, was assumed directly by the Company and is now included in short term debt in the accompanying March 31, 2006 balance sheet. At March 31, 2006, this debt balance approximated $1.2 million as proceeds from the sale of three condominium units were used to reduce the outstanding debt balance accordingly. In February 2006, the remaining guarantee of $125,000 was repaid as a result of the sale of the underlying asset. Consequently, no guarantees remain as of March 31, 2006. The Company is in the process of refinancing its Ledges land and building and has received a commitment from a lender. Upon closing, the Company’s real estate affiliate will no longer be operating under forbearance agreements.

The Company has recorded in the accompanying consolidated financial statements additional amounts that had been identified as guarantees prior to March 31, 2005. The amounts so recorded aggregated approximately $85,000 and $249,000 as of March 31, 2006 and March 31, 2005, respectively.

Investments and Marketable Securities

The Company accounts for certain of its investments under Statement of Financial Accounting Standards (SFAS) 115 as securities available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income or loss. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. The fair value of marketable securities is based on quoted market value.

The Company reviews its investments to determine if the value shows a decline that has been deemed other than temporary. Maxco’s investment in real estate was reduced by $800,000, $350,000, and $749,000 in 2006, 2005, and 2004, respectively, related to other than temporary impairments. Maxco’s investment in Provant was impaired by $366,000 in 2004.

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

Goodwill, intangible, and other long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. If management believes impairment may exist, an assessment is performed. This assessment consists of comparing the estimated undiscounted future cash flows with the carrying amount of the long-lived assets. If the undiscounted future cash flows are less than the carrying amounts of the long-lived assets, the Company adjusts the carrying amount of the long-lived assets to their estimated fair value. Fair value is determined by anticipated future cash flows discounted at a rate commensurate with the risk involved. All of the Company’s goodwill is related to the heat treating segment. Goodwill totaled approximately $1.4 million at March 31, 2006 and represented 4% of total assets.

During 2006, the Company performed the impairment tests of its goodwill, indefinite-long-lived intangible and other long-lived assets required by SFAS No. 142 and No. 144. The Company's tests indicated that the fair value of its heat treating segment, which was determined by using discounted cash flows and market multiples, exceeded the carrying value. As a result, the Company did not record an impairment charge for this segment in the accompanying financial statements. The Company will continue to perform an impairment review on an annual basis (or more frequently if impairment indicators arise).

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

•
Increases in Energy Costs— Increases in energy costs could negatively affect our financial health and results. To the extent feasible, in light of competitive factors, we have managed these fluctuations through selective price adjustments.

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

Results Of Operations

The following is a discussion of the major elements relating to Maxco's financial and operating results for 2006 compared with 2005, and 2005 compared with 2004. The comments that follow should be read in conjunction with Maxco's Consolidated Financial Statements and related notes thereto, contained in Part II, Item 8 of this report.

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

2006 versus 2005

Net sales increased to $46.6 million in 2006 compared to $45.4 million in 2005. Operating earnings were $2.2 million in 2006 compared to $2.0 million in 2005. Net income in 2006 was $14,000, a loss of $456,000 after preferred dividends, or a loss of $0.13 per share assuming dilution compared to last year’s net income of $134,000, a loss of $274,000 after preferred dividends, or a loss of $0.09 per share assuming dilution.

Sales and operating earnings for the years ending March 31, 2006 and 2005 by the Company’s heat treating and corporate and other segments were as follows:

	Year Ended		Year Ended
	March 31, 2006		March 31, 2005
	Net Sales	Operating Earnings (Loss)	Net Sales	Operating Earnings (Loss)
	(in thousands)
Heat treating	$46,564	$5,515	$45,364	$4,202
Corporate and other	-	(3,343)	-	(2,199)

The increase in net sales at the heat treating segment (Atmosphere Annealing) was due to increased volume from an expanded customer base. New customers generated an additional $1.6 million over the prior year, while sales from existing customers decreased by $360,000.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased $1.1 million to $17.5 million (37.5% of net sales) from $16.3 million (36.0% of net sales). The increase in Atmosphere Annealing’s sales accounted for $430,000 of the increase in gross profit while the improvement in margin accounted for $700,000.

Selling, general, and administrative (“SG&A”) expenses increased to $12.2 million in 2006 from $11.4 million in 2005 as a result of the following factors: At the corporate level, the Company recorded $1.4 million in expense related to an incentive agreement, an increase of $726,000 over the $650,000 recorded in 2005. Corporate also recorded $130,000 and $70,000 in expense in 2006 and 2005, respectively, related to a retention agreement. On a consolidated basis, employee related expenses increased by $450,000. Atmosphere experienced reductions in building rental of $234,000, general insurances of $117,000, state and local income taxes of $93,000, and property taxes of $27,000.

Depreciation and amortization expense was comparable to the prior year.

Interest expense decreased 9.7% to $1.4 million from $1.5 million primarily due to reduced borrowing levels.

The Company recorded the following charges to recognize declines in the value of its investments that were deemed other than temporary:

	Year Ended March 31,
	2006	2005
	(in thousands)
Robinson Oil	$30	$260
Phoenix Financial	226	-
Real estate	800	350
	$1,056	$610

Equity in net loss of affiliates consists of Maxco’s share of the operating results of 50% or less owned entities accounted for under the equity method. On a consolidated basis, equity in net loss of affiliates was $100,000, net of tax, in fiscal 2006.

Due to the uncertainty of future realization of deferred tax assets, the Company recorded a valuation allowance in prior fiscal years. During fiscal 2006, as a result of the utilization of net operating loss (NOL) carryforwards of $912,000, along with other temporary differences, the valuation allowance was reduced by $685,000 resulting in a variation from the federal income tax statutory rate of 34%.

2005 versus 2004

Net sales increased to $45.4 million in 2005 compared to $40.8 million in 2004. Operating earnings were $2.0 million in 2005 compared to $169,000 in 2004. Net income in 2005 was $134,000, a loss of $274,000 after preferred dividends, or a loss of $0.09 per share assuming dilution compared to the prior year’s net loss of $1.5 million, a loss of $1.9 million after preferred dividends, or a loss of $0.63 per share assuming dilution.

Sales and operating earnings for the years ending March 31, 2005 and 2004 by the Company’s heat treating and corporate and other segments were as follows:

	Year Ended		Year Ended
	March 31, 2005		March 31, 2004
	Net Sales	Operating Earnings (Loss)	Net Sales	Operating Earnings (Loss)
	(in thousands)
Heat treating	$45,364	$4,202	$40,754	$2,137
Corporate and other	-	(2,199)	44	(1,968)

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

Interest expense decreased 9.8% to $1.5 million from $1.7 million primarily due to reduced borrowing levels.

The Company recorded the following charges to recognize declines in the value of its investments that were deemed other than temporary:

	Year Ended March 31,
	2005	2004
	(in thousands)
Robinson Oil	$260	$-
Real estate	350	749
Provant	-	366
	$610	$1,115

Equity in net loss of affiliates consists of Maxco’s share of the operating results of 50% or less owned entities accounted for under the equity method. On a consolidated basis, equity in net loss of affiliates was $321,000, net of tax, in fiscal 2004.

Due to the uncertainty of future realization of deferred tax assets, the Company recorded a valuation allowance in prior fiscal years. During 2005, primarily as a result of the utilization of net operating loss (NOL) carryforwards of $1.5 million, the valuation allowance was reduced by $169,000 resulting in a variation from the federal income tax statutory rate of 34%.

Liquidity And Sources Of Capital

Operating activities for 2006 generated $3.5 million in cash. Earnings, after non-cash adjustments, generated $3.9 million of that amount. Changes in net working capital used approximately $415,000.

Overall, the Company’s working capital deficit (defined as current assets less current liabilities) decreased from $8.0 million at March 31, 2005 to $7.7 million at March 31, 2006.

The aggregate principal maturities of long-term debt are approximately $4.4 million in 2007, $3.1 million in 2008, and $4.1 million thereafter.

The Company used approximately $635,000 in cash from investing activities in 2006. Specifically, during the year, Atmosphere Annealing purchased approximately $1.7 million of equipment. Maxco received approximately $1.1 million from the sale of land buildings. The Company purchased two subsidiaries for approximately $342,000. The Company received $192,000 in cash from the receipt of payments on notes receivable.

Net cash used in financing activities during 2006 amounted to $3.1 million. The Company repaid obligations of approximately $4.7 million during the year. Atmosphere Annealing borrowed an additional $1.6 million from its primary lender to purchase equipment.

Maxco’s heat treating segment occupies facilities and uses equipment under operating lease agreements requiring annual rental payments approximating $258,000 in 2007, $241,000 in 2008, $197,000 in 2009, and $139,000 in 2010 for a total commitment aggregating $835,000.

At March 31, 2006, the 2,410,183 shares of Integral Vision common stock that Maxco owns had an aggregate market value of approximately $4.3 million. Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented as the Company maintains representation on Integral Vision’s Board of Directors. In April 2005, Maxco converted $95,684 of notes receivable from Integral Vision into 127,578 restricted shares of Integral Vision common stock. Also in April 2005, Maxco received 42,000 restricted shares of Integral Vision common stock for payment of consulting services.

At March 31, 2006, the 2,837,089 shares of Provant common stock that Maxco owns had an aggregate fair value of approximately $43,000. Maxco’s investment in Provant is reflected in Maxco’s financial statements as an available-for-sale security. On March 11, 2004 Provant completed the sale of substantially all of its remaining assets and is in the process of final liquidation.

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

On April 3, 2006 the Board of Directors abandoned its decision to propose to the Company’s common and voting preferred shareholders a transaction that would call for a 1-for-1,000 reverse stock split followed immediately by a 1,000-for-1 forward stock split of Maxco’s common stock. The previously proposed transaction, if implemented, was expected to enable the Company to terminate the registration of its common stock.

The Board of Directors also decided to engage GBQ Consulting, LLC to locate an investor or purchaser of the Company including its subsidiary Atmosphere Annealing, Inc.  Such sale is not expected to occur by March 31, 2007.

Seasonal And Quarterly Fluctuations

The following table sets forth consolidated operating data for each of the eight quarters ended March 31, 2006. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management’s opinion, includes all adjustments, consisting of, with the exception of impairment charges, only normal recurring entries, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Fiscal 2005				Fiscal 2006
	6/30/04	9/30/04	12/31/04	3/31/05	6/30/05	9/30/05	12/31/05	3/31/06
	(in thousands, except per share data)
Net sales	$11,367	$11,156	$11,414	$11,427	$11,448	$11,396	$11,144	$12,576
Gross profit	3,997	3,811	3,977	4,540	4,334	4,084	3,757	5,279
Loss on investments (1)	-	-	-	(610)	(30)	-	-	(1,026)
Equity in net income (loss) of affiliates, net of tax	-	-	-	-	-	-	-	(100)
Net income (loss)	204	50	212	(332)	329	64	(240)	(139)

Net income (loss) per common share—diluted:	$0.03	$(0.02)	$0.04	$(0.14)	$0.07	$(0.01)	$(0.10)	$(0.07)

(1) Represents the following charges to recognize declines in the value of the Company’s investments that were deemed other than temporary:
	Quarter Ended
	Fiscal 2005				Fiscal 2006
	6/30/04	9/30/04	12/31/04	3/31/05	6/30/05	9/30/05	12/31/05	3/31/06
	(in thousands)
Robinson Oil	$-	$-	$-	$(260)	$(30)	$-	$-	$-
Phoenix Financial	-	-	-	-	-	-	-	(226)
Real estate	-	-	-	(350)	-	-	-	(800)
	$-	$-	$-	$(610)	$(30)	$-	$-	$(1,026)

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

New Financial Accounting Pronouncements

In July 2005, the Financial Accounting Standards Board (“FASB”) published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. This Interpretation, once approved, is expected to be effective as of the end of the fiscal year ending after December 15, 2005. The Company does not expect that the exposure draft will have a significant impact on its operating results.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the provisions of the SFAS 154 will have a significant impact on its operating results.

The FASB has proposed amending SFAS 128, “Earnings per Share,” to make it consistent with International Accounting Standard 33, “Earnings per Share”, and make earning per share, or EPS, computations comparable on a global basis. Under the proposed amendment, the year-to-date EPS computation would be performed independently from the quarterly computations. Additionally, for all contracts that may be settled in either cash or shares of stock, companies must assume that settlement will occur by the issuance of shares for purposes of computing diluted EPS, even if they intend to settle by paying cash or have a history of cash-only settlements, regardless of who controls the means of settlement. Lastly, under the proposed amendment, shares that will be issued upon conversion of a mandatory convertible security must be included in the weighted-average number of shares outstanding used in computing basic EPS from the date that conversion becomes mandatory, using the if-converted method, regardless of whether the result is anti-dilutive. The proposed amended standard was expected to be issued during the first quarter of 2005. However, the FASB has not yet finalized the revised effective date of the proposed amendment or its transition provisions. Retrospective application in all periods presented would be required and could require the restatement of previously reported EPS. The Company does not expect that the provisions of the amended SFAS 128 will have a significant impact on its operating results.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. Approximately $3.8 million of Maxco’s debt carries a fixed rate of interest. The Company had total outstanding variable rate short and long term borrowings of $9.3 million at March 31, 2006. A 1% increase from the prevailing interest rates at March 31, 2006 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by approximately $93,000 based on principal balances at March 31, 2006.

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

None
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

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is hereby incorporated by reference from the Registrant’s definitive proxy statement expected to be filed within 120 days of March 31, 2006.

ITEM 11 - EXECUTIVE COMPENSATION

Item 11 is hereby incorporated by reference from the Registrant’s definitive proxy statement expected to be filed within 120 days of March 31, 2006.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 is hereby incorporated by reference from the Registrant’s definitive proxy statement expected to be filed within 120 days of March 31, 2006.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is hereby incorporated by reference from the Registrant’s definitive proxy statement expected to be filed within 120 days of March 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Item 14 is hereby incorporated by reference from the Registrant’s definitive proxy statement expected to be filed within 120 days of March 31, 2006.

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

10.34	Credit Agreement between Atmosphere Annealing, Inc. and Huntington National Bank dated November 18, 2003 is hereby incorporated by reference from Form 10-Q dated November 19, 2003.

10.36	Incentive agreement between Sanjeev Deshpande and Maxco, Inc. dated April 20, 2004 is hereby incorporated by reference from Form 10-K dated July 13, 2004.

10.37	Business Loan Agreement between Capitol National Bank and Maxco, Inc. dated May 28, 2004 is hereby incorporated by reference from Form 10-K dated July 13, 2004.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm—Rehmann Robson (Form S-8 filed June 2, 1992 - File No. 33-48351 and Form S-8 filed November 19, 1998 - File No. 333-67539).

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.

(b) Exhibits

- Subsidiaries of the Registrant
- Consent of Independent Registered Public Accounting Firm
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

Date July 14, 2006	MAXCO, INC. By /S/ LAWRENCE O. FIELDS Lawrence O. Fields, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ MAX A. COON	July 14, 2006	President (Principal Executive Officer) and Director
Max A. Coon	Date

/S/ JOEL I. FERGUSON	July 14, 2006	Director
Joel I. Ferguson	Date

/S/ DAVID R. LAYTON	July 14, 2006	Director
David R. Layton	Date

/S/ SANJEEV DESHPANDE	July 14, 2006	Director
Sanjeev Deshpande	Date

/S/ SAMUEL O. MALLORY	July 14, 2006	Director
Samuel O. Mallory	Date

ANNUAL REPORT ON FORM 10-K

ITEM 15(a)(1) AND (2), (c), AND (d)

CONSOLIDATED FINANCIAL STATEMENTS

CERTAIN EXHIBITS

YEAR ENDED MARCH 31, 2006

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

Financial statements of the Registrant’s significant unconsolidated affiliate (Integral Vision, Inc.) are hereby incorporated by reference from the Integral Vision, Inc. Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (SEC File Number 0-12728).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Maxco, Inc.
Lansing, Michigan

We have audited the accompanying consolidated balance sheets of Maxco, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxco, Inc. and subsidiaries as of March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/S/ Rehmann Robson

Troy, Michigan
July 13, 2006

CONSOLIDATED BALANCE SHEETS

MAXCO, INC. AND SUBSIDIARIES

	March 31,
	2006	2005
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$817	$1,781
Restricted cash	750	-
Accounts receivable, less allowance of $169,000 in 2006 and $128,000 in 2005	6,212	6,061
Inventories	1,048	783
Prepaid expenses and other	673	223
Total Current Assets	9,500	8,848

Marketable Securities	2	2
Property and Equipment
Land	389	437
Buildings	7,522	5,997
Machinery, equipment, and fixtures	31,550	30,052
	39,461	36,486
Allowances for depreciation	(21,675)	(18,018)
	17,786	18,468
Other Assets
Investments	688	878
Notes and contracts receivable and other	791	994
Real estate investments held for sale	627	1,850
Real estate held for sale	2,900	-
Accounts receivable, related parties	407	407
Intangibles	1,424	1,424
	6,837	5,553
	$34,125	$32,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable	$1,414	$2,091
Accounts payable	2,141	3,575
Employee compensation	2,258	1,711
Incentive compensation	2,026	650
Taxes, interest, and other liabilities	4,922	3,850
Current maturities of long-term obligations	4,436	4,959
Total Current Liabilities	17,197	16,836

Long-Term Obligations, Less Current Maturities	7,131	7,070

Total Liabilities	24,328	23,906

Contingencies and Commitments—Notes 4 and 10

Stockholders' Equity
Preferred stock:
Series Three: 10% cumulative callable, $60 face value; 14,784 shares issued and outstanding	678	678
Series Four: 10% cumulative callable, $51.50 face value; 46,414 shares issued and outstanding	2,390	2,390
Series Five: 10% cumulative callable, $120 face value; 6,648 shares issued and outstanding	798	798
Series Six: 10% cumulative callable, $160 face value; 20,000 shares authorized, 7,812.5 issued
and outstanding	1,250	-
	5,116	3,866
Common stock, $1 par value; 10,000,000 shares authorized, 3,454,039 shares issued and outstanding	3,454	3,454
Accumulated other comprehensive loss	-	(38)
Retained earnings	1,227	1,683
Total Stockholders' Equity	9,797	8,965
	$34,125	$32,871

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MAXCO, INC. AND SUBSIDIARIES

	Year Ended March 31,
	2006	2005	2004
	(in thousands, except per share data)

Net Sales	$46,564	$45,364	$40,798
Costs and Expenses:
Cost of sales and operating expenses	29,110	29,039	26,774
Selling, general, and administrative	12,194	11,396	10,956
Depreciation and amortization	3,088	2,926	2,899
	44,392	43,361	40,629
Operating Earnings	2,172	2,003	169

Other Income (Expense):
Interest expense	(1,370)	(1,517)	(1,682)
Loss on investments	(1,056)	(610)	(1,115)
Gain (loss) on sale of property and equipment	348	(8)	(72)
Investment, interest, and other income	20	266	150
Gain on sale of investments	-	-	1,340
	(2,058)	(1,869)	(1,379)

Income (Loss) Before Federal Income Taxes and Equity in Net Loss of Affiliates	114	134	(1,210)
Federal income taxes	-	-	-
Income (Loss) Before Equity in Net Loss of Affiliates	114	134	(1,210)
Equity in net loss of affiliates, net of tax	(100)	-	(321)
Net Income (Loss)	14	134	(1,531)
Less preferred stock dividends	(470)	(408)	(408)
Net Loss Applicable to Common Stock	$(456)	$(274)	$(1,939)

Net Loss Per Share—Basic and Diluted	$(0.13)	$(0.09)	$(0.63)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MAXCO, INC. AND SUBSIDIARIES

	Number of Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Totals
	(in thousands)

Balances at April 1, 2003	3,108	$3,866	$3,108	$(298)	$2,858	$9,534
Net loss for the year					(1,531)	(1,531)
Net unrealized gain on marketable securities				56		56
Unrealized gain on swap agreement				70		70
Comprehensive Loss						(1,405)
Preferred stock dividends					(408)	(408)
Balances at March 31, 2004	3,108	3,866	3,108	(172)	919	7,721
Net income for the year					134	134
Unrealized gain on swap agreement				134		134
Comprehensive Loss						268
Conversion of debt to common stock	346		346		1,038	1,384
Preferred stock dividends					(408)	(408)
Balances at March 31, 2005	3,454	3,866	3,454	(38)	1,683	8,965
Net income for the year					14	14
Unrealized gain on swap agreement				38		38
Comprehensive Income						52
Conversion of debt to preferred stock		1,250				1,250
Preferred stock dividends					(470)	(470)
Balances at March 31, 2006	3,454	$5,116	$3,454	$-	$1,227	$9,797

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MAXCO, INC. AND SUBSIDIARIES

	Year Ended March 31,
	2006	2005	2004
	(in thousands)
Operating Activities
Net income (loss)	$14	$134	$(1,531)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,088	2,926	2,879
(Gain) loss on sale of property and equipment	(348)	8	72
Loss on investments	1,056	610	1,115
Amortization of deferred financing costs	-	-	20
Equity in net loss of affiliates	100	-	321
Gain on sale of investments	-	-	(1,340)
Changes in operating assets and liabilities:
Accounts receivable	(221)	315	(370)
Inventories	(265)	(126)	(232)
Prepaid expenses and other	(437)	206	(202)
Accounts payable and other current liabilities	508	725	1,576
Net Cash Provided by Operating Activities	3,495	4,798	2,308

Investing Activities
Sale of property and equipment	1,113	57	400
Purchases of property and equipment	(1,714)	(1,042)	(698)
Purchases of subsidiaries	(342)	-	-
Collections of notes receivable	192	1,013	99
Sale of investments	-	-	1,179
Other	97	51	119
Net Cash (Used in) Provided by Investing Activities	(654)	79	1,099

Financing Activities
Net proceeds from (repayments on) lines of credit	985	(2,015)	(1,419)
Proceeds from other debt obligations	613	5,513	6,881
Repayments on other debt obligations	(4,653)	(6,672)	(9,182)
Net Cash Used in Financing Activities	(3,055)	(3,174)	(3,720)

(Decrease) Increase in Cash and Cash Equivalents	(214)	1,703	(313)
Cash and Cash Equivalents at Beginning of Year	1,781	78	391
Cash and Cash Equivalents at End of Year	$1,567	$1,781	$78

Supplemental cash flows disclosure:
Interest paid	$1,395	$1,655	$1,601

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAXCO, INC. AND SUBSIDIARIES

Year Ended March 31, 2006

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

Operating Matters:   During the past two fiscal years, debt previously in default has been refinanced and management believes that the Company’s exposures relative to outstanding guarantees have been significantly reduced. The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will continue to be dependent upon its future operating performance. This dependency will be subject to financial, business and other factors, certain of which, such as prevailing economic conditions, are beyond the Company’s control. The Company believes that funds generated by its operations, funds available under its credit facilities, and funds that could be available under other credit facilities will be sufficient to finance near term capital needs, as well as to fund existing operations for the reasonably foreseeable future. Additionally the Company has long term equity investments that could be liquidated to meet its debt service requirements.

Principles of Consolidation: The consolidated financial statements include the accounts of Maxco, Inc. and its majority owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. All significant investments are accounted for under the equity method.

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

Reclassifications:  Certain items in the prior year consolidated financial statements have been reclassified to conform with the presentation used in 2006.

Cash and Cash Equivalents: The Company considers cash and other highly liquid investments, including investments in interest bearing repurchase agreements with less than 90-day maturities, as cash and cash equivalents. Approximately $1.0 million of the Company’s cash balance at March 31, 2006 exceeded insured FDIC limits.

Restricted Cash: At March 31, 2006 the Company had restricted cash of $750,000 held as collateral under its $2.0 million debt facility. As of June 30, 2006, the Company has renegotiated this debt facility to a $1.75 million line of credit with no restricted cash.

Allowance for Uncollectible Accounts Receivable: Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of the financial condition of the customer and historical experience. The following table summarizes changes in the allowance for uncollectible accounts receivable:

	Year Ended March 31,
	2006	2005	2004
	(in thousands)
Beginning balance	$128	$134	$150
Charged to costs and expenses	112	186	12
Deductions (A)	(71)	(192)	(28)
Ending balance	$169	$128	$134

(A) Represents uncollectible accounts written off, less recoveries

Inventories: Inventories are stated at the lower of first-in, first-out cost or market and at March 31 consisted of the following:

	2006	2005
	(in thousands)
Raw materials	$314	$329
Work in progress	700	406
Finished goods	34	48
	$1,048	$783

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

Maxco accounts for its investment in Provant, Inc. common stock as securities available for sale as defined by SFAS 115. Consequently, the securities are carried at fair value with the unrealized gains and losses net of tax, reported as a separate component of stockholders’ equity. In 2004, the Company recognized a loss on its investment in Provant common stock as an other than temporary impairment in the statements of operations of $366,000.

Real Estate Investments Held For Sale: The Company has ownership interests in affiliated entities that hold commercial real estate. In addition, the Company has made cash advances, which are unsecured and bear interest, to these affiliates. The Company has implemented a plan to liquidate these investments and their underlying real estate holdings. The Company accounts for these real estate investments as held-for-sale in these consolidated financial statements. The carrying amount of $627,000 and $1.9 million at March 31, 2006 and 2005, respectively, represents the Company’s portion of the fair value, net of estimated costs to sell, of these real estate interests.

Real Estate Held for Sale: In May 2005, Maxco acquired the common stock of Ledges Commerce Park and as such, has recorded the assets acquired at their fair value and the liabilities assumed at the amount at which they are expected to be settled as of March 31, 2006.

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

Allowance for Uncollectible Notes Receivable: Notes receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of the financial condition of the debtor and historical experience. The following table summarizes changes in the allowance for uncollectible notes receivable:

	Year Ended March 31,
	2006	2005	2004
	(in thousands)
Beginning balance	$-	$350	$600
Charged to costs and expenses	-	-	-
Deductions (A)	-	(350)	(250)
Ending balance	$-	$-	$350

(A) Represents uncollectible accounts written off, less recoveries

Intangibles: Goodwill and other long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. If management believes impairment may exist, an assessment is performed. This assessment consists of comparing the estimated undiscounted future cash flows with the carrying amount of the long-lived assets. If the undiscounted future cash flows are less than the carrying amounts of the long-lived assets, the Company adjusts the carrying amount of the long-lived assets to their estimated fair value. Fair value is determined by anticipated future cash flows discounted at a rate commensurate with the risk involved. All of the Company’s goodwill is related to the heat treating segment. Goodwill totaled approximately $1.4 million at March 31, 2006 and 2005.

During 2006, the Company performed impairment tests of its goodwill and indefinite-lived intangible assets. The Company's tests indicated that the fair value of its heat treating segment, which was determined by using discounted cash flows and market multiples, exceeded the carrying value. As a result, the Company did not record an impairment charge for this segment in the accompanying financial statements. The Company will continue to perform an impairment review on an annual basis (or more frequently if impairment indicators arise).

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

Interest Rate Swap: The Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt. Since the Company applies hedge accounting pursuant to SFAS 133, as amended, changes in the fair value of the swap are reported as a component of other comprehensive loss. There were no interest rate swap agreements open at March 31, 2006.

Fair Value Disclosure:  The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, marketable securities, and accounts payable approximate their fair values.

Comprehensive Loss: The Company displays comprehensive loss in the Consolidated Statements of Stockholders’ Equity.

Common Stock Options: The Company adopted SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”), under the modified prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board (“APB) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

New Financial Accounting Pronouncements: In July 2005, the Financial Accounting Standards Board (“FASB”) published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. This Interpretation, once approved, is expected to be effective as of the end of the fiscal year ending after December 15, 2005. The Company does not expect that the exposure draft will have a significant impact on its operating results.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the provisions of the SFAS 154 will have a significant impact on its operating results.

The FASB has proposed amending SFAS 128, “Earnings per Share,” to make it consistent with International Accounting Standard 33, “Earnings per Share”, and make earning per share, or EPS, computations comparable on a global basis. Under the proposed amendment, the year-to-date EPS computation would be performed independently from the quarterly computations. Additionally, for all contracts that may be settled in either cash or shares of stock, companies must assume that settlement will occur by the issuance of shares for purposes of computing diluted EPS, even if they intend to settle by paying cash or have a history of cash-only settlements, regardless of who controls the means of settlement. Lastly, under the proposed amendment, shares that will be issued upon conversion of a mandatory convertible security must be included in the weighted-average number of shares outstanding used in computing basic EPS from the date that conversion becomes mandatory, using the if-converted method, regardless of whether the result is anti-dilutive. The proposed amended standard was expected to be issued during the first quarter of 2005. However, the FASB has not yet finalized the revised effective date of the proposed amendment or its transition provisions. Retrospective application in all periods presented would be required and could require the restatement of previously reported EPS. The Company does not expect that the provisions of the amended SFAS 128 will have a significant impact on its operating results.

NOTE 2 - ACCOUNTS RECEIVABLE AND PAYABLE—RELATED PARTIES

Accounts receivable, related parties consist primarily of unsecured cash advances to officers, stockholders, and affiliates. Certain of the amounts are non-interest bearing. The ultimate settlement of the balances is generally expected to be made in cash, although not necessarily within the next year.

Vincent Shunsky, former Vice President, Chief Financial Officer and Treasurer of the Company, is indebted to the Company in the amount of approximately $188,000, including accrued interest, as of March 31, 2006. The indebtedness was incurred at various times prior to April 2002 for the purchase of affiliate company stock and personal use. The Company has recently begun discussing a payment plan for the repayment of the indebtedness by Mr. Shunsky.

In October 2004, the Company entered into a Retention Agreement with Mr. Shunsky to provide him with a bonus of $200,000 to retain his services until at least March 31, 2006. The Retention Agreement provided that should he leave the employ of the Company prior to that date, the bonus must be repaid. Mr. Shunsky resigned from his positions as Vice-President, Chief Financial Officer and Treasurer, effective November 29, 2005, and is no longer employed by the Company. However, through March 31, 2006, Mr. Shunsky served as a consultant to the Company in exchange for retaining the bonus. The Company expensed the retention bonus ratably through March 31, 2006. The Company expensed $130,000 and $70,000 related to this bonus during the years ended March 31, 2006 and 2005, respectively. The Company paid this retention bonus.

In April 2004 the Company entered into an incentive agreement with the President of its wholly-owned subsidiary Atmosphere Annealing, Inc. The agreement provides for compensation to the officer based on the increased value, as defined, of the subsidiary by March 31, 2006. The incentive is equal to 1% of the first $25 million in value plus 10% above that base amount. At the option of Maxco the incentive is payable in cash or its equivalent in stock of Atmosphere Annealing, Inc. held by Maxco. As party to the agreement, Maxco, Inc. is recognizing incentive compensation expense on a pro-rata basis under the terms of the agreement. As of March 31, 2006, the amount accrued was $2.0 million, including $1.4 million charged to operations during the year then ended. The Company charged approximately $600,000 related to this compensation during the year ended March 31, 2005.

In June 2003, the Company assumed a lease with CJC Leasing, a limited liability company in which Mr. Coon is a member, from Contractor Supply Incorporated, the purchaser of the Company’s formerly wholly owned subsidiary, Ersco Corporation. Contractor Supply Incorporated was required under the lease to pay CJC Leasing an aggregate of approximately $2.3 million in monthly installment payments over a period of approximately 4 years. In exchange for the Company assuming Contractors Supply Incorporated’s lease payments to CJC Leasing, Contractors Supply Incorporated and the Company agreed to reduce the amount then owed by the Company to Contractor Supply Incorporated by $2.3 million. The assumption of the lease obligations to CJC Leasing by the Company allowed the Company to retire a $2.3 million debt that was otherwise due and payable to Contractors Supply Incorporated, by making monthly payments of the approximate $2.3 million over four years. In June 2006, the Company paid off the obligation due CJC Leasing under this lease.

In February 2005, the Company issued 250,000 shares of restricted common stock of the Company to Contractor Supply Incorporated, and 95,800 shares of restricted common stock of the Company to Master Works Foundation, Inc. (a non-profit corporation in which the sole shareholder of Contractor Supply Incorporated is a one-third member) in exchange for further reduction of the amount owed by the Company to Contractor Supply Incorporated by $1.4 million. The remaining Company debt owed to Contractor Supply Incorporated was subsequently assigned by Contractor Supply Incorporated to Ambassador Steel Corporation, and then by Ambassador Steel Corporation to its President, Daryle E. Doden. On September 30, 2005, Mr. Doden assigned this Company debt, approximating $1.25 million, to EM Investors, LLC. EM Investors, LLC converted the Company payable, including all accrued interest, to 7,812.5 shares of the Company’s series six preferred stock. Messrs. Coon and Cross, are managers, and have indirect ownership interests, of 39.08% and 8.35%, respectively, of EM Investors, LLC.

Included in accrued wages is $517,000 and $567,000 at March 31, 2006 and 2005, respectively, that is due Mr. Coon. Included in accounts payable is $86,000 and $108,000 at March 31, 2006 and 2005, respectively, that is due to entities in which Mr. Coon has an interest.

NOTE 3 - INVESTMENT IN INTEGRAL VISION, INC.

At March 31, 2006, Maxco owned 2,410,183 shares of Integral Vision’s common stock (aggregate market value of $4.3 million as of March 31, 2006), representing approximately 8% of Integral Vision’s total common stock outstanding.

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

Additionally, Maxco provides consulting services to Integral Vision. These services include assistance with financial statement preparation, compliance with governmental filing requirements, and assistance with certain financing arrangements. Integral Vision and Maxco have agreed on terms for payment to Maxco for these services. Prior to October 1, 2004, no charges were made by Maxco for the services to Integral Vision. The services for the six months ended March 31, 2005 were satisfied by the issuance of 42,000 shares of unregistered common stock in the Integral Vision which represented $70,000 of service income recorded in fiscal 2005 which is based on the average closing price of the Integral Vision’s common stock over that period. Effective April 1, 2005 and through November 30, 2005, the Integral Vision began paying Maxco $8,750 per month for each month such services were rendered. The amount received in fiscal 2006 for such administrative services amounted to $70,000. Integral Vision’s dependence on Maxco’s services has decreased and therefore on December 1, 2005, Integral Vision began compensating Maxco on an hourly basis.

Integral Vision had net losses of approximately $3.0 million, $2.3 million, and $2.2 million for the twelve months ended March 31, 2006, 2005, and 2004.

At September 30, 2003, the Company adjusted the carrying value of its investment in Integral Vision, Inc. to its estimated fair value as the Company determined that the investment was impaired. Since management’s estimate of the fair value of this investment at March 31, 2006 has not changed, the Company has not recognized any further gain or loss on the investment since September 30, 2003. For the twelve months ended March 31, 2006, 2005, and 2004, Integral Vision's sales were $232,000, $2.0 million and $322,000, respectively.

NOTE 4 - DEBT

At March 31, 2006 the Company’s heat treating segment, Atmosphere Annealing, Inc. (Atmosphere), had a $6 million line of credit facility. This facility is secured by Atmosphere’s assets. The amount that can be borrowed under this facility is dependent on certain accounts receivable levels at Atmosphere. At March 31, 2006, based on these specific collateral levels, Atmosphere could borrow up to $4.6 million under its line of credit, approximately $1.5 million of which was borrowed. The agreement, which was amended December 26, 2005, matures in August 2007 and as such outstanding borrowings are recorded as long term in the accompanying balance sheets.

In addition, the Company had a debt facility of $2.0 million that required interest only payments and matured in June 2006. The Company renegotiated this debt facility to a $1.75 million line of credit with no restricted cash. On January 31, 2006, the Company sold its corporate office building and certain of its office furniture to an outside party for cash and a $150,000 promissory note. Maxco entered into an agreement to lease its required office space from the purchaser for six months. The cash proceeds of $750,000 were used to pay down the related debt facility to its current balance, $2.0 million. The promissory note is secured by a life insurance contract of which the Company has been named as the beneficiary.

A summary of the Company’s debt obligations as of March 31 is as follows:

	2006	2005
	(in thousands)
Short term obligations:
Notes payable (various interest rates)	$1,414	$1,554
Revolving line of credit (LIBOR[1] + 2.0%)	-	537
	1,414	2,091

Long term obligations:
Term notes (various variable interest rates)	$2,741	$4,930
Revolving line of credit (LIBOR[1] + 1.25%)	1,523	-
Mortgage note payable (prime[1] plus 1.75%)	4,914	4,962
Equipment purchase contracts, capitalized lease obligations, and other (various interest rates)	2,043	1,791
Subordinated debt (fixed rate of 10.00%)	346	346
	11,567	12,029
Less current maturities	4,436	4,959
	$7,131	$7,070

1 At March 31, 2006 the London Interbank Offered Rate (LIBOR) was 4.88% and the prime rate was 7.75%.

On November 14, 2002, Maxco completed an agreement to sell its wholly owned subsidiary, Ersco Corporation to Contractor Supply Incorporated for cash and retired certain other debt of Maxco in excess of the sale price resulting in a short term note payable to the purchaser of approximately $4.1 million. In June 2003 the Company agreed to assume a lease from Contractor Supply Incorporated and as a result, reduced the amount owed to Contractor Supply Incorporated by $2.3 million and the Company has recorded the $2.3 million obligation to the leasing company as a long term obligation in the accompanying financial statements. In June 2006, the Company paid off the obligation due CJC Leasing under this lease.

In February 2005, Maxco issued 250,000 shares of common stock valued at $4 per share to Contractor Supply Incorporated to further reduce the Company’s obligation to Contractor Supply Incorporated. The remaining Company debt owed to Contractor Supply Incorporated was subsequently assigned by Contractor Supply Incorporated to Ambassador Steel Corporation, and then by Ambassador Steel Corporation to its President, Daryle E. Doden. On September 30, 2005, Mr. Doden assigned this Company debt, approximating $1.25 million, to EM Investors, LLC. EM Investors, LLC converted the Company payable, including all accrued interest, to 7,812.5 shares of the Company’s series six preferred stock.

The Company’s weighted average short-term borrowing rate was 10.3% and 7.0% at March 31, 2006 and 2005, respectively.

The Company entered into a swap agreement with a notional amount of approximately $2.7 million. The swap agreement, which expired December 15, 2005, was in a loss position of $38,000 at March 31, 2005.

Notes and contracts payable are generally collateralized by assets purchased with proceeds of the borrowings. The aggregate principal maturities of long-term debt are approximately $4.4 million in 2007, $3.1 million in 2008, $2.8 million in 2009, $121,000 in 2010, $39,000 in 2011, and $1.0 million thereafter.

Maxco had provided the guarantee of certain debt obligations of certain real estate and other investments in an aggregate amount of approximately $2.0 million as of March 31, 2005. The Company’s real estate affiliates continue to operate under a forbearance agreement with a lender. In order to avoid foreclosure of the real estate assets that secure these loans, Maxco, as guarantor, in May 2005 agreed to purchase, through a subsidiary, the real estate secured by the Ledges land and buildings. As a result of this purchase a $1.8 million liability, which had been guaranteed by the Company, was assumed directly by the Company and is now included in short term debt in the accompanying March 31, 2006 balance sheet. At March 31, 2006, this debt balance approximated $1.2 million as proceeds from the sale of three condominium units were used to reduce the outstanding debt balance accordingly. In February 2006, the remaining guarantee of $125,000 was repaid as a result of the sale of the underlying asset. Consequently, no guarantees remain as of March 31, 2006. The Company is in the process of refinancing its Ledges land and building and has received a commitment from a lender. Upon closing, the Company’s real estate affiliate will no longer be operating under forbearance agreements.

The Company has recorded in the accompanying financial statements additional amounts that had been identified as guarantees prior to March 31, 2005. The amounts so recorded aggregated approximately $85,000 and $249,000 as of March 31, 2006 and March 31, 2005, respectively.

Settlement Agreement and Indemnification Matters

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

The Company has committed to pay the $8.5 million due under the settlement agreement by the required September 1, 2006 date. The Company estimates that the fair value of the building is $7.7 million which is based on a master lease concept. The value of the building fully leased is approximately $11.0 million. Maxco, as part of the sales transaction, would be required to lease vacant space in the building for two years. The payments would be held in an escrow account, the balance of which would initially be approximately $2.5 million. The Company has recorded the $800,000 difference between the fair value and the amount due under the settlement agreement as an impairment charge in the fourth quarter of fiscal 2006.

On August 11, 2005 the Company agreed to indemnify Max A. Coon, chairman and president of the Company, for any amounts he would be required to pay as a result of personal guarantees he provided for the benefit of the Company’s real estate entities. Management estimates the amount of these guarantees to be up to $6.7 million.

Management estimates the maximum exposure under this guarantee to American is approximately $5.0 million if the Company does not pay the amount due under the settlement agreement by September 1, 2006.

In addition, the Company agreed to indemnify Max A. Coon for any amount he would be required to pay for a $1.7 million guarantee resulting from the sale of its major real estate portfolio.

The Company does not believe that there is any unusual degree of risk related to the indemnification of these guarantees made by Max Coon because of sufficient underlying asset values supporting the respective debt obligation and other conditions of such indemnification; as such, no amounts have been accrued for such guarantees as of March 31, 2006.

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

Effective January 1, 2002, the Maxco Board of Directors suspended the payment of dividends on all preferred stock. These dividend payments have been accrued in the accompanying financial statements and totaled approximately $1.9 million at March 31, 2006, or $0.55 per common share.

NOTE 6 - COMMON STOCK OPTIONS

Under the terms of Maxco’s incentive common stock option plan, options for the purchase of up to 500,000 shares of common stock may be granted. Any such options are immediately exercisable upon grant.

There were 40,000 stock options outstanding and exercisable at March 31, 2006 with a weighted average price of $7.13 per share and an exercise price ranging from $7.00 to $7.50. There were no options granted during the years ended March 31, 2006, 2005, or 2004. The weighted average remaining contractual life of the outstanding options is approximately three years.

The Company adopted SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”), under the modified prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board (“APB) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if the Company had accounted for its employee stock options under the original provisions of SFAS No. 123. The Company has determined that there is no difference between the reported net loss and loss per share and the pro forma net loss and net loss per share if the options were accounted for under SFAS 123R for all periods presented.

NOTE 7 - 401(K) EMPLOYEE SAVINGS PLANS

Company contributions charged to operations under the 401(K) employee savings plans were approximately $183,000, $178,000, and $145,000 for the years ended March 31, 2006, 2005, and 2004, respectively.

NOTE 8 - FEDERAL INCOME TAXES

Federal income taxes consist of the following components:

Year Ended March 31,
	2006	2005	2004
(in thousands)
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-

Deferred amount allocated to equity in income of affiliates	-	-	-
	$-	$-	$-

The reconciliation of the income taxes computed at the United States federal statutory tax rate to income tax expense (benefit) reported in these financial statements is as follows:

	Year Ended March 31,
	2006	2005	2004
	(in thousands)
Income tax expense (benefit) computed at United States statutory rate (34%)	$5	$45	$(521)
Increase (reduction) in valuation allowance	(685)	(169)	517
Other	680	124	4
	$-	$-	$-

During fiscal year 2006, the Company paid $12,000 in federal AMT for the year ended March 31, 2005. No federal income taxes were paid in fiscal years 2005 or 2004.

As of March 31, 2006, the Company has net operating loss (NOL) carryforwards of $5.9 million, $5.5 million of which expires in 2023 with the remaining $350,000 expiring in 2024.

The Company assumed the utilization of net operating loss carryforwards to offset taxable income in fiscal 2006. The Company amended its March 31, 2002 Federal income tax return to reflect the write offs of its investment in its discontinued affiliate, Foresight, Inc.’s stock, amounts the Company was required to pay as guarantor of Foresight’s banking agreement, and certain other advances to Foresight. As a result of this amendment, the Company received a federal income tax refund of approximately $790,000 which is recorded in accrued taxes payable at March 31, 2006. The Company is currently under audit by the Internal Revenue Service (IRS) and the factual discovery process by the IRS is still in process on this issue. While management believes that the facts and tax law support the claim, this matter is not yet settled. Accordingly, the Company has recorded the refund in accrued taxes payable.

During fiscal 2006, the Company utilized approximately $912,000 of NOL carryforwards which, along with other temporary differences led to a reduction of $685,000 of the deferred income tax valuation allowance. During fiscal 2005, the Company utilized approximately $1.5 million of NOL carryforwards, which, along with other temporary differences, led to a reduction of $169,000 of the deferred income tax valuation allowance. In 2004 the Company recorded a deferred tax asset valuation allowance of $517,000 due to the uncertainty in the ultimate realization of its deferred tax assets. The following table summarizes changes in the deferred tax valuation allowance:

	Year Ended March 31,
	2006	2005	2004
	(in thousands)
Beginning balance	$3,354	$3,523	$3,006
Charged (credited) to costs and exp enses	(685)	(169)	517
Ending balance	$2,669	$3,354	$3,523

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets were as follows as of March 31:

	2006	2005
	(in thousands)
Deferred Tax Liabilities:
Depreciation	$1,930	$2,424
Other	-	200
Total Deferred Tax Liabilities	1,930	2,624

Deferred Tax Assets:
Net operating loss carryforwards	1,995	2,498
Net cumulative unrealized impairment losses	1,520	1,874
Wages/incentives not paid	1,003	454
Allowance for doubtful accounts	61	51
Marketable securities	-	1,101
Other	20	-
Total Deferred Tax Assets	4,599	5,978
Valuation Allowance for Deferred Tax Assets	2,669	3,354
Net Deferred Tax Assets	1,930	2,624
Net Deferred Tax Assets (Liabilities)	$-	$-

NOTE 9 - OTHER INVESTMENTS

Real Estate (Discontinued and Held For Sale):

Maxco has effective ownership interests ranging from 31-50% in primarily two LLC’s that have been involved in the development and ownership of real estate in central Michigan. In 2003, the Company’s affiliated entity, L/M Associates II, sold substantially all of the properties in its real estate portfolio. Pursuant to the terms of the sale agreement, in July 2004, L/M Associates (L/M) exercised its option to require the managing member of the acquiring entity to repurchase L/M’s 16% interest in the acquiring entity. To date this requirement has not been satisfied and L/M Associates intends to pursue other collection remedies against the managing member of the acquiring entity. In addition, the managing member of the acquiring entity, subsequent to December 31, 2005, has listed the applicable properties for sale with a major real estate firm.

Any risks on guarantees that Maxco has estimated would be required to be paid by Maxco have been recorded in the accompanying financial statements and Maxco’s investment has been adjusted to the net realizable value of the remaining assets. Impairment charges totaling $800,000 were recognized during the year ended March 31, 2006 to further reduce the carrying value of the Company’s investment in real estate to its estimated fair value less costs to sell.

In May 2005, Maxco purchased an entity which owns two buildings from L/M Associates. The debt associated with this transaction was approximately $1.8 million which was previously identified as guaranteed debt. In February 2006, the remaining guarantee of $125,000 was repaid as a result of the sale of the underlying asset. Consequently, no guarantees remain as of March 31, 2006.

Technology Related:

In addition to its investment in Integral Vision, Inc., the Company has an equity interest in Provant, Inc. Maxco recorded an impairment charge of approximately $366,000 in other income (expense) in 2004 to recognize a declines in the fair value of its investment that was deemed other than temporary. On March 11, 2004 Provant completed the sale of substantially all of its remaining assets and is in the process of final liquidation.

Energy Related:

Maxco has a 50% interest in Robinson Oil Company, LLC (“Robinson”), which is in the business of acquiring and developing oil and gas interests. Impairment charges of $30,000 and $260,000 were recognized during the years ended March 31, 2006 and 2005, respectively, to reduce the carrying value of the Company’s investment in Robinson to its estimated fair value.

Other:

Maxco has a 36% equity interest in Phoenix Financial Group, LTD and its subsidiary Cambridge Group Investments, LTD, dba Bondpage.com (“Cambridge”), a registered broker-dealer of securities that is primarily focused on the trading of fixed income investments over the Internet. An impairment charge of $226,000 was recognized during the year ended March 31, 2006 to reduce the carrying value of the Company’s investment in Phoenix Financial Group to its estimated fair value.

In summary, the Company recorded the following charges to recognize declines in the value of its investments that were deemed other than temporary:

	Year Ended March 31,
	2006	2005	2004
	(in thousands)
Robinson Oil	$30	$260	$-
Phoenix Financial	226	-	-
Real estate	800	350	749
Provant	-	-	366
	$1,056	$610	$1,115

A significant portion of these adjustments were recorded during the fourth quarter of each of these fiscal years, and in total served to increase the net loss per share by $0.31, $0.19 and $0.36 in 2006, 2005 and 2004, respectively.

The components of the real estate investments held for sale is summarized as follows:

	March 31,
	2006	2005
	(in thousands)
Ledges Commerce Park, net[1]	$-	$343
Capital Center Associates building	7,700	4,250
Capital Center Associates obligation	(8,500)	(4,263)
Michigan Equities Investment Properties, net	896	808
Other	531	712
	$627	$1,850

1 In May 2005, Maxco acquired the common stock of Ledges Commerce Park and as such, has recorded the assets acquired at their fair value and the liabilities assumed at the amount at which they are expected to be settled as of March 31, 2006.

The composition of the net carrying value of non-real estate related investments is summarized as follows:

	March 31,
	2006	2005
	(in thousands)
Phoenix Financial	$250	$576
Integral Vision	377	211
Robinson	61	91
	$688	$878

The combined unaudited results of operations and financial position of the Company’s unconsolidated non-real estate affiliates are summarized below:

	Technology Related			Energy Related and Other
	March 31,			March 31,
	2006	2005	2004	2006	2005	2004

Condensed income statement information:
Net sales	$232	$1,972	$322	$3,185	$4,426	$3,866
Gross margin	(249)	506	(123)	3,185	4,426	3,778
Net income (loss)	(3,024)	(2,284)	(2,181)	(343)	50	294

Condensed balance sheet information:
Current assets	$2,400	$737	$539	$511	$992	$1,055
Non-current assets	189	160	337	573	558	682
	$2,589	$897	$876	$1,084	$1,550	$1,737

Current liabilities	$575	$2,949	$2,970	$238	$243	$366
Non-current liabilities	378	2,369	1,645	-	40	162
Stockholders' equity (deficit)	1,636	(4,421)	(3,739)	846	1,267	1,209
	$2,589	$897	$876	$1,084	$1,550	$1,737

NOTE 10 - CONTINGENCIES AND COMMITMENTS

Maxco and certain operating subsidiaries occupy facilities and use equipment under operating lease agreements requiring annual rental payments approximating $273,000 in 2007, $241,000 in 2008, $197,000 in 2009, and $139,000 in 2010 for a total commitment aggregating $850,000. Rent expense charged to operations, including short-term leases, aggregated $209,000 in 2006, $445,000 in 2005, and $422,000 in 2004.

In April 2004 the Company entered into an incentive agreement with the President of its wholly-owned subsidiary Atmosphere Annealing, Inc. The agreement provides for compensation to the officer based on the increased value, as defined, of the subsidiary by March 31, 2006. The incentive is equal to 1% of the first $25 million in value plus 10% above that base amount. Since no such sale occurred by March 31, 2006, at the option of Maxco the incentive is payable in cash or its equivalent in stock of Atmosphere Annealing, Inc. held by Maxco. As party to the agreement, Maxco, Inc. is recognizing incentive compensation expense on a pro-rata basis under the terms of the agreement. As of March 31, 2006, the amount accrued was $2.0 million, including $1.4 million charged to operations during the year then ended.

The Company is involved in various lawsuits and other claims arising in the ordinary course of business. While the results of these matters cannot be predicted with certainty, management, upon advice from counsel, believes that losses, if any, arising from these proceedings will not have a material adverse effect on its financial statements.

NOTE 11 - INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

	2006	2005	2004
	(in thousands)
Net Sales:
Heat treating	$46,564	$45,364	$40,754
Corporate and other	-	-	44
Total Net Sales	$46,564	$45,364	$40,798

Operating Earnings (Loss)
Heat treating	$5,515	$4,202	$2,137
Corporate and other	(3,343)	(2,199)	(1,968)
Total Operating Earnings	$2,172	$2,003	$169

Identifiable Assets:
Heat treating	$27,292	$27,081	$29,472
Corporate and other	2,618	3,357	2,671
Investments and advances	4,215	2,728	3,338
Total Identifiable Assets	$34,125	$33,166	$35,481

Depreciation and Amortization Expense:
Heat treating	$3,065	$2,900	$2,865
Corporate and other	23	26	34
Total Depreciation and Amortization Expense	$3,088	$2,926	$2,899

Capital Expenditures:
Heat treating	$1,698	$1,041	$698
Corporate and other	16	1	-
Total Capital Expenditures	$1,714	$1,042	$698

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

The nature of the Company’s heat treating services may produce sales to one or a small number of customers in excess of 10% of total sales in any one year. The Company’s base of customers is concentrated among original equipment manufacturers as well as Tier I and Tier II suppliers in North America. The loss of business from a major customer, the discontinuance of particular vehicle models or a change in regulations or auto consumer preferences could materially adversely affect the Company. In addition, certain of the Company’s customers have suffered financial distress, which may materially adversely impact the Company as well in terms of the potential for lost revenue and/or uncollectible accounts receivable. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s results of operations. For the year ended March 31, 2006 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 33.2% and 10.4% of consolidated sales, respectively. Amounts due from these customers represented 33% of the respective outstanding trade receivable balance at March 31, 2006. For the year ended March 31, 2005 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 33.3% and 10.7% of consolidated sales, respectively. Amounts due from these customers represented 31% of the respective outstanding trade receivable balance at March 31, 2005. For the year ended March 31, 2004 sales to Honda of America Manufacturing, Inc. and GM Powertrain represented 38.3% and 14.3% of consolidated sales, respectively.

NOTE 12 - INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended March 31,
	2006	2005	2004
	(in thousands except per share data)
Numerator:
Net income (loss)	$14	$134	$(1,531)
Preferred stock dividends	(470)	(408)	(408)
Numerator for basic and diluted earnings per share—loss available to common stockholders	$(456)	$(274)	$(1,939)

Denominator:
Denominator for basic and diluted earnings per share—weighted average shares	3,454	3,139	3,108

Basic and Diluted Loss Per Share	$(0.13)	$(0.09)	$(0.63)

NOTE 13 - SUBSEQUENT EVENTS

On April 3, 2006 the Board of Directors abandoned its decision to propose to the Company’s common and voting preferred shareholders a transaction that would call for a 1-for-1,000 reverse stock split followed immediately by a 1,000-for-1 forward stock split of Maxco’s common stock. The previously proposed transaction, if implemented, was expected to enable the Company to terminate the registration of its common stock.

The Board of Directors also decided to engage GBQ Consulting, LLC to locate an investor or purchaser of the Company including its subsidiary Atmosphere Annealing, Inc. Such sale is not expected to occur by March 31, 2007.

MAXCO, INC.
ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm (Form S-8 filed June 2, 1992 - File No. 33-48351 and Form S-8 filed November 19, 1998 - File No. 333-67539)

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.