Form 10-K/A
period 2006-03-31
MAXCO INC
filed 2006-07-26
CIK 78966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated By Reference
None

MAXCO, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

ITEM		PAGE

10	Directors and Executive Officers of the Registrant	3

11	Executive Compensation	4

12	Security Ownership of Certain Beneficial Owners and Management	8

13	Certain Relationships and Related Transactions	9

14	Principal Accountant Fees and Services	10

	Signatures	13

EXPLANATORY NOTE
This Amendment on Form 10-K/A is filed solely for purposes of including items incorporated by reference in the Form 10-K originally filed on July 14, 2006. All other information in the Form 10-K remains unchanged and has not been repeated in this Amendment. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is given regarding the directors and executive officers of the Company.

Name	Present Position with the Company and Principal Occupation	Age	Served as Director of Maxco Since
Max A. Coon	Director, President and Chairman of the Board of MAXCO, INC.	71	1969

Eric L. Cross	Executive Vice President and Secretary of MAXCO, INC.	63

Sanjeev Deshpande	Director of MAXCO, INC., President of Atmosphere Annealing, Inc., a Lansing, Michigan based provider of heat treating services which was acquired by Maxco, Inc. in January 1997.	48	2003

Joel I. Ferguson	Director of MAXCO, INC., President of F&S Development Company, a Lansing, Michigan based company which develops, contracts and/or owns and manages real estate properties.	67	1985

David R. Layton	Director of MAXCO, INC. and President of Layton & Richardson, P.C., a Lansing, Michigan based accounting firm.	66	2001

Samuel O. Mallory	Director of MAXCO, INC.; Retired in 1998 as a dentist who managed his own practice	73	2002

Lawrence O. Fields	Chief Financial Officer and Treasurer of MAXCO, INC.	52

All of the foregoing Directors and officers have been engaged in the principal occupation specified for the previous five (5) years except as follows:

Eric L. Cross resigned as Director of the Company, effective October 21, 2004, to allow the Company to be in compliance with NASDAQ marketplace rules. Mr. Cross had served as a Director since 1972.

Lawrence O. Fields was appointed Treasurer and Chief Financial Officer of the Company on November 29, 2005. Mr. Fields had been Controller of the Company for over twenty years prior to the appointment.

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

Mr. Coon is a Director of Integral Vision, Inc. whose stock is traded on the OTCBB. On June 30, 2006, Integral Vision, Inc. was an 8% owned investment of Maxco, Inc.

Mr. Coon and Mr. Cross are brothers-in-law. There are no other family relationships between any Directors or Executive Officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Executive Officers or beneficial owners of over 10% of any class of the Company's equity securities to file certain reports regarding their ownership of the Company's securities or any changes in such ownership All such reports were filed on a timely basis during the fiscal year ended March 31, 2006. Max A. Coon , Eric L. Cross, and ROI Capital Management, Inc. are beneficial owners of more than 10% of Maxco’s voting securities. See table under Item 12 for further disclosure of security ownership of certain beneficial owners and management.

Code of Ethics

The Company has adopted a code of ethics that applies to its directors, officers, and employees.  A paper copy of our code of ethics may be obtained free of charge by writing to the Company care of its Compliance Officer at our principal executive office located at 1118 Centennial Way, Lansing, MI 48917.

Audit Committee and Audit Committee Financial Expert

The members of the Audit Committee for the year ended March 31, 2006 were Joel I. Ferguson, David R. Layton and Samuel O. Mallory, each of whom are independent directors as defined by the rules of the Nasdaq Stock Market. In addition, our board of directors has determined that David R. Layton is an “audit committee financial expert” as defined by the Securities and Exchange Commission.

ITEM 11 - EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Committee Report on Executive Compensation

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors (the "Committee") consisted of David R. Layton, Joel I. Ferguson and Samuel O. Mallory for the year ended March 31, 2006.

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

Annual Incentive Compensation

  The Company's annual incentive program for executive officers and key managers provides direct financial incentives in the form of an annual cash bonus to executives to achieve the Company's annual goals. Goals for Company performance are set at the beginning of each fiscal year. In the year ended March 31, 2006, the following measures of Company performance were selected: net sales, operating earnings, consolidated net income, market penetration, and customer satisfaction.

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

Benefits

The Company provides medical benefits to the executive officers that are generally available to Company employees. The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of salary for the year ended March 31, 2006.

Chief Executive Officer

Max A. Coon has served as the Company's Chief Executive Officer since 1969. His base salary for the year ended March 31, 2006 was $250,000, which was deferred. No bonus was paid to Mr. Coon for 2006.

Significant factors the Committee looked at in establishing Mr. Coon’s compensation for the year ended March 31, 2006 were his strategic and overall management direction of the Company. Specifically the Committee discussed that through his direction, the Company was positioned to have an improvement in financial results for the 2006 year. The Committee noted that sales and operating results have increased each of the last three years. In addition, the Committee felt that through Mr. Coon’s direction in the liquidation of its real estate investment, including the reduction of the majority of guarantees the Company had made on its real estate investments, was also a key factor in establishing his compensation. As a result of these factors, the committee felt the Company was poised to continue its sales growth and improvement in its financial results in 2006. This was achieved as operating earnings in 2006 improved to $2.2 million and net income was positive for the year.

The Compensation Committee

David R. Layton
Joel I. Ferguson
Samuel O. Mallory

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and to the others applicable to Item 402 of Regulation S-K:

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation [1]	Options	All Other Comp [2]
Max A. Coon Chief Executive Officer	2006 2005 2004	250,000[3] 250,000 200,000	0 0 0	400 300 200	0 0 0	0 0 1,000
Eric L. Cross Executive Vice President	2006 2005 2004	150,000 150,000 150,000	0 0 0	0 200 200	0 0 0	3,750 3,750 1,947
Sanjeev Deshpande President of Atmosphere Annealing	2006 2005 2004	171,751 165,998 156,398	82,381 45,000 45,000	400 400 200	0 0 0	6,319 5,034 5,000
Lawrence O. Fields Treasurer and CFO effective November 29, 2005	2006 2005 2004	106,667 95,000 90,000	30,000 20,000 20,000	0 0 0	0 0 0	3,167 2,875 2,603

(1) Represents annual director fees. Mr. Cross resigned as director of the company on October 21, 2004.

(2) Represents the Company's match of employee deferrals of currently earned income into the 401(k) Employee Savings Plan and a profit sharing contribution made by the Company for all of its eligible employees to the 401(k) Employee Savings Plan at the rate of 1% of eligible compensation.

(3) Max A. Coon is due approximately $517,000 for deferred compensation as of March 31, 2006.

Options

The following table summarizes the value of the options held by the above named individuals at the year end. No options were granted to or exercised by the named individuals during the year ended March 31, 2006. All of the options held by the named individuals are presently exercisable.

Year End Option Values
Name and Principal Position	Number of Unexercised Options at March 31, 2006	Value of Unexercised Options at March 31, 2006
Max A. Coon Chief Executive Officer	0	0
Eric L. Cross Executive Vice President	0	0
Sanjeev Deshpande Director	40,000	0
Lawrence O. Fields Controller	0	0

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2005 regarding the Company's common stock reserved for issuance under the Company's Employee Stock Option Plan. The Company's Employee Stock Option Plan is its only equity compensation plan and was approved by the shareholders in 1998.

Plan Category	Number of Securities to be Issued Upon Exercise of OutstandingOptions	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the Stock Option Plan (Excluding Securities Reflected in Column a)
Equity Compensation Plans Approved by Security Holders	40,000[1]	$7.13	470,000

1 Includes 10,000 issued under a prior stock option plan

COMPARATIVE STOCK PERFORMANCE

The graph below compares the cumulative total shareholder return on the Common Stock of the Company for the last five years with a cumulative total return on the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) (1) and a peer group of companies (2) over the same period, assuming the investment of $100 in the Company’s Common Stock, the NASDAQ Index and the peer group on March 31, 2001, and reinvestment of all dividends.

	3/01	3/02	3/03	3/04	3/05	3/06
MAXCO, INC.	100.00	87.87	60.00	39.33	50.67	78.92
NASDAQ STOCK MARKET (U.S.)	100.00	103.60	77.19	113.63	114.19	135.14
PEER GROUP	100.00	93.05	36.87	59.72	47.33	46.82

(1)	The CRSP Total Return Index for the NASDAQ Stock Market (US Companies) is composed of all domestic common shares traded on the NASDAQ National Market and the NASDAQ Small-Cap Market.

(2)
The peer group consists of ten companies whose stock is publicly traded and whose market capitalizations are slightly above and below the Company’s capitalization in a range from $20.4 million to $120.3 million. Because of the diversified nature of the business represented by its subsidiary companies, the Company is unable to identify a published industry or line of business index or a group of peer issuers in comparable businesses which are sufficiently similar to allow meaningful comparison. Therefore, the Company has elected to compare its performance with a group of issuers having similar market capitalizations as allowed by SEC rules.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 31, 2006, as to the equity securities of the Company owned beneficially by beneficial owners of 5% or more of the Company's securities, by each Director and by Executive Officer, and by all Directors and Executive Officers of the Company as a group.

Each share of common stock entitles the holder thereof to one vote upon each matter to be voted on. Stockholders of series three preferred shares are entitled to 20 votes for each one of such shares. Series Four and Series Five Preferred Stock are both nonvoting. As of March 31, 2006, the Company had outstanding 3,454,039 shares of common stock, 14,784 shares of series three preferred stock, and 7,812.5 shares of series six preferred stock for a total of 3,905,969 shareholder votes.

		Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Title of Class	Sole Investment Power	Shared Investment Power[1]	% of Class[2]	Shared Voting Power	% of Total Votes
Max A. Coon [3]	Common Stock	878,456	988,172[4]	28.6%	999,204[5]	25.6%
Eric L. Cross	Common Stock	154,525	238,210[6]	6.9%	280,286[7]	7.2%
Sanjeev Deshpande	Common Stock	45,089[8]	45,089[8]	1.3%	5,089[8]	*
Joel I. Ferguson	Common Stock	0	0	*	0	*
Lawrence O. Fields	Common Stock	14,333	14,333	*	14,333	*
David R. Layton	Common Stock	0	1,000[9]	*	1,000	*
Samuel O. Mallory	Common Stock	22,200	22,200	*	22,200	*
All Directors and Officers as a group, including the above seven people	Common Stock	1,114,603	1,309,004	37.5%	1,322,112	33.8%

ROI Capital Management, Inc.[10]	Common Stock	878,492	945,957[11]	27.4%	945,957	24.2%
Daryle L. Doden[12]	Common Stock	250,000[13]	369,227[14]	10.7%	345,800	8.9%

		2,243,095	2,624,188	75.1%	2,613,869	66.9%

Max A. Coon [3]	Series Three Preferred Stock	0	2,956[16]	20.0%	75,650[17]	1.9%
Eric L. Cross	Series Three Preferred Stock	0	632[18]	4.3%	75,650[19]	1.9%
Daryle L. Doden[12]	Series Three Preferred Stock	0	1,754[20]	11.9%	0	0%

Max A. Coon [3]	Series Four Preferred Stock [15]	0	13,629[16]	29.4%	0	0%
Eric L. Cross	Series Four Preferred Stock [15]	0	2,912[18]	6.3%	0	0%
Daryle L. Doden[12]	Series Four Preferred Stock [15]	0	8,088[20]	17.4%	0	0%

Max A. Coon [3]	Series Five Preferred Stock [15]	0	2,043[16]	30.7%	0	0%
Eric L. Cross	Series Five Preferred Stock [15]	0	437[18]	6.6%	0	0%
Daryle L. Doden[12]	Series Five Preferred Stock [15]	0	1,213[20]	18.2%	0	0%

Max A. Coon [3]	Series Six Preferred Stock	0	3,053[16]	39.1%	78,125[17]	2.0%
Eric L. Cross	Series Six Preferred Stock	0	652[18]	8.4%	78,125[19]	2.0%
Daryle L. Doden[12]	Series Six Preferred Stock	0	1,812[20]	23.2%	0	0%
_________________________
*	Beneficial ownership does not exceed one percent (1%).
(1)	Includes Sole Investment Power as well as shares beneficially owned.
(2)	Calculated based on Shared Investment Power.
(3)	Mr. Coon’s address is 1118 Centennial Way, Lansing, Michigan 49817.
(4)
Includes 18,487 shares owned by Mr. Coon's immediate family; a proportionate share of 155,250 shares held by a general partnership in which Mr. Coon is a 1/3 partner; and a proportionate share of 101,022 shares held by EM Investors, LLC in which Mr. Coon has a 39.1% ownership interest.

(5)
Includes 18,487 shares owned by Mr. Coon's immediate family; a proportionate share of 155,250 shares held by a general partnership in which Mr. Coon is a 1/3 partner; and a 50% share of 101,022 shares held by EM Investors, LLC representing Mr. Coon’s voting power of those shares.

(6)
Includes 23,500 shares owned by Mr. Cross’ wife; a proportionate share of 155,250 shares held by a general partnership in which Mr. Cross is a 1/3 partner; and a proportionate share of 101,022 shares held by EM Investors, LLC in which Mr. Cross has an 8.4% ownership interest.

(7)
Includes 23,500 shares owned by Mr. Cross’ wife; a proportionate share of 155,250 shares held by a general partnership in which Mr. Cross is a 1/3 partner; and a 50% share of 101,022 shares held by EM Investors, LLC representing Mr. Cross’ voting power of those shares.

(8)	Includes options to purchase 40,000 shares. Such options were not exercised as of March 31, 2006 and thus were not included in voting power.
(9)	Represents shares held in a pension fund of which Mr. Layton is one of the trustees.
(10)
Information obtained from Schedule 13D/A dated April 4, 2006 filed with the Securities and Exchange Commission. The address of ROI Capital Management, Inc. is 300 Drakes Landing Rd., Suite 175, Greenbrae, CA 94904.

(11)
Information obtained from Schedule 13D/A dated April 4, 2006 filed with the Securities and Exchange Commission. Includes 57,465 shares in a personal IRA of Mark T. Boyer and 10,000 shares in a personal IRA of Mitchell J. Soboleski. Messrs. Boyer and Soboleski are the owners of ROI Capital Management, Inc. and have dispositive authority of the reported securities held in advisory accounts of ROI Capital Management, Inc.

(12)	Mr. Doden’s address is 1610 S. Grandstaff Dr., Auburn, IN 46706 or P.O. Box 51, Auburn, IN 46706.
(13)	Represents shares in the name of Contractor Supply, Incorporated of which Mr. Doden owns 100%.
(14)
Includes 95,800 shares in the name of Master Works Foundation, Inc., an Indiana non-profit corporation in which Mr. Doden is one-third member and a proportionate share of 101,022 shares held by EM Investors, LLC in which Mr. Doden has an 23.2% ownership interest.

(15)	Series Four and Series Five Preferred Stock are both nonvoting.
(16)	Represents a proportionate share of shares held by EM Investors, LLC in which Mr. Coon has a 39.1% ownership interest.
(17)	Represents a 50% share of shares held by EM Investors, LLC representing Mr. Coon’s voting power of those shares.
(18)	Represents a proportionate share of shares held by EM Investors, LLC in which Mr. Cross has an 8.4% ownership interest.
(19)	Represents a 50% share of shares held by EM Investors, LLC representing Mr. Cross’ voting power of those shares.
(20)	Represents a proportionate share of shares held by EM Investors, LLC in which Mr. Doden has an 23.2% ownership interest

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In October 2004, the Company entered into a Retention Agreement with Mr. Shunsky to provide him with a bonus of $200,000 to retain his services until at least March 31, 2006. The Retention Agreement provided that should he leave the employ of the Company prior to that date, the bonus must be repaid. Mr. Shunsky resigned from his positions as Vice-President, Chief Financial Officer and Treasurer, effective November 29, 2005, and is no longer employed by the Company. However, through March 31, 2006, Mr. Shunsky served as a consultant to the Company in exchange for retaining the bonus. The Company expensed the retention bonus ratably through March 31, 2006. As of March 31, 2006, the amount accrued was $200,000, including $130,000 charged to operations during the year then ended. The Company paid this retention bonus.

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

In May 2005, the Company acquired the stock of Ledges Commerce Park, Inc. (“Ledges”) and two buildings owned by Ledges, for $200,000, plus the assumption of certain liabilities from L/M Associates, LLC (“L/M”). Prior to the transaction, L/M was the sole shareholder of Ledges, and Maxco was a 50% owner of L/M. After the transaction, Maxco became the sole shareholder of Ledges, and remains as a 50% owner of L/M.

Also in May 2005, Atmosphere Annealing acquired the stock of BCGW, Inc. (“BCGW”) for $200,000. BCGW owned the buildings that are Atmosphere Annealing’s operating facilities in Lansing, Michigan. The spouse of Maxco’s President, Max Coon, was a 25% owner of BCGW.

On August 11, 2005 the Company agreed to indemnify Max A. Coon for any amounts he would be required to pay as a result of a personal guaranty given for the Company’s real estate entities. Two of the Company’s real estate entities are L/M Associates, L.L.C., and Capital Center Associates, L.L.C. The Company is 50% owner of L/M and L/M is a 95% owner of Capital Center. On October 27, 2005, as the result of a personal guaranty by Mr. Coon for Capital Center, Capital Center, L/M, Mr. Coon, and the Company, entered into a settlement agreement with the mortgage holder on property owned by Capital Center. The settlement includes the opportunity for the sale of the underlying property by September 1, 2006 to accomplish a discounted payoff to the mortgage holder. To the extent the sale of the underlying property, or other arrangements, do not result in timely discounted payoff of the mortgage holder, the settlement also includes the obligation of Capital Center, L/M, the Company and Mr. Coon to pay the mortgage holder the full amount then owing under the mortgage loan documents less the net sale proceeds obtained by the mortgage holder in the sale of the underlying property.

On November 29, 2005, Vincent Shunsky resigned as Vice President, Chief Financial Officer, and Treasurer of Maxco, Inc. (the “Company”). Lawrence O. Fields, 52, who has been the Controller of the Company for over twenty years, was appointed Chief Financial Officer and Treasurer effective November 29, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the two years ended March 31, 2006 and 2005, the Company’s auditors, Rehmann Robson, billed the Company for its services as follows:

Audit Fees	2006
$80,000 for aggregate fees billed for professional services rendered by Rehmann Robson for the audit of the Company’s annual financial statements for the year ended March 31, 2006 and the reviews of the financial statements included in the Company’s quarterly reports filed with the Securities and Exchange Commission during the year.

Audit Fees	2005
$80,000 for aggregate fees billed for professional services rendered by Rehmann Robson for the audit of the Company’s annual financial statements for the year ended March 31, 2005 and the reviews of the financial statements included in the Company’s quarterly reports filed with the Securities and Exchange Commission during the year.

Audit-Related Fees	2006
$5,900 for aggregate fees billed for professional services rendered by Rehmann Robson for the review of documents necessary in order for the Company to complete a 1-for-1000 reverse stock split to be followed immediately by a 1000-for-1 forward stock split. The Board of Directors eventually abandoned its decision to propose this transaction to the Company’s common and voting preferred shareholders. The proposed transaction, if implemented, was expected to enable the Company to terminate the registration of its common stock.

Tax Fees		There were no such fees.
All Other Fees		There were no such fees.

There were no additional fees billed for services to the Company other than the above.

The Audit Committee of the Company’s Board of Directors is of the opinion that the provision of services described above was compatible with maintaining the independence of Rehmann Robson. In 2004, the Audit Committee revised its charter to comply with the mandates of the Sarbanes-Oxley Act of 2002 and related rules and regulations of the Securities and Exchange Commission, including pre-approval policies and procedures. All services rendered to the Company by the Company’s auditors for the years ended March 31, 2005 and March 31, 2006 were permissible under applicable laws and regulations, and were pre-approved by the Audit Committee.

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

(b) Exhibits
- Subsidiaries of the Registrant (included with Form 10-K filed July 14, 2006)
- Consent of Independent Registered Public Accounting Firm (included with Form 10-K filed July 14, 2006)
- Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e)
- Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e)
- Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350
- Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350
(c) Financial Statement Schedules
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date July 26, 2006	MAXCO, INC.

By /S/ LAWRENCE O. FIELDS
Lawrence O. Fields, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

MAXCO, INC.
ANNUAL REPORT ON FORM 10-K/A

EXHIBIT INDEX

Exhibit No.	Description

21	* Subsidiaries of the Registrant

23	* Consent of Independent Registered Public Accounting Firm (Form S-8 filed June 2, 1992 - File No. 33-48351 and Form S-8 filed November 19, 1998 - File No. 333-67539)

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.

*  Included with Maxco, Inc. Form 10-K filed July 14, 2006