Form 10-Q
period 2006-06-30
MAXCO INC
filed 2006-08-14
CIK 78966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

Commission File Number 0-2762

MAXCO, INC.
(Exact Name of Registrant as Specified in its Charter)

Michigan	38-1792842
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1005 Charlevoix Drive, Suite 100
Grand Ledge, Michigan	48837
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, including area code: (517) 627-1734

Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Common Stock	3,454,039 shares

MAXCO, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	June 30, 2006	March 31, 2006
	(Unaudited)
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$626	$817
Restricted cash	750	750
Accounts and notes receivable, less allowance of
$172,000 ($169,000 at March 31, 2006)	6,804	6,212
Inventories	722	1,048
Prepaid expenses and other	642	673
Total Current Assets	9,544	9,500

Property and Equipment
Land	389	389
Buildings	7,522	7,522
Machinery, equipment, and fixtures	32,238	31,550
	40,149	39,461
Allowances for depreciation	(22,452)	(21,675)
	17,697	17,786

Other Assets
Investments	688	688
Notes and contracts receivable and other	781	793
Real estate investments held for sale	627	627
Real estate held for sale	2,900	2,900
Accounts receivable, related parties	407	407
Intangibles	1,424	1,424
	6,827	6,839

	$34,068	$34,125

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Maxco, Inc. and Subsidiaries

	June 30, 2006	March 31, 2006
	(Unaudited)
	(in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$1,414	$1,414
Accounts payable	2,639	2,141
Employee compensation	2,210	2,258
Incentive compensation	2,026	2,026
Taxes, interest, and other liabilities	4,924	4,922
Current maturities of long-term obligations	3,574	4,436
Total Current Liabilities	16,787	17,197

Long-Term Obligations, Less Current Maturities	6,097	7,131
Total Liabilities	22,884	24,328

Stockholders' Equity
Preferred stock:
Series Three: 10% cumulative redeemable, $60 face
value; 14,784 shares issued	678	678
Series Four: 10% cumulative redeemable, $51.50 face
value; 46,414 shares issued	2,390	2,390
Series Five: 10% cumulative redeemable, $120 face
value; 6,648 shares issued	798	798
Series Six: 10% cumulative callable, $160 face
value; 7,812.5 shares issued	1,250	1,250
	5,116	5,116
Common stock, $1 par value; 10,000,000 shares
authorized, 3,454,039 shares issued and outstanding	3,454	3,454
Retained earnings	2,614	1,227
Total Stockholders' Equity	11,184	9,797

	$34,068	$34,125
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Three Months Ended June 30,
	2006	2005
	(in thousands, except per share data)
Net Sales	$12,576	$11,448
Costs and Expenses:
Cost of sales and operating expenses	7,288	7,114
Selling, general and administrative	2,706	2,900
Depreciation and amortization	777	752
	10,771	10,766
Operating Income	1,805	682
Other Income (Expense)
Investment, interest, and other income, net	25	(2)
Gain on sale of assets	—	2
Interest expense	(310)	(353)
Net Income	1,520	329
Less preferred stock dividends	(133)	(102)
Net Income Applicable to Common Stock	$1,387	$227

Net Income Per Common Share—Basic and Diluted	$0.40	$0.07

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Maxco, Inc. and Subsidiaries
(Unaudited)

	Number of Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Comprehensive Loss	Retained Earnings	Totals
	(in thousands, except number of common shares outstanding)

Balances at April 1, 2006	3,454,039	$5,116	$3,454	$—	$1,227	$9,797
Net income for the period					1,520	1,520
Comprehensive income						1,520
Preferred stock dividends					(133)	(133)
Balances at June 30, 2006	3,454,039	$5,116	$3,454	$—	$2,614	$11,184

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Operating Activites
Net income	$1,520	$329
Adjustments to reconcile net income to net cash
provided by operating activites:
Loss on investment	—	30
Gain on sale of assets	—	(2)
Depreciation and other non-cash charges	777	752
Changes in operating assets and liabilities	84	734
Net Cash Provided By Operating Activities	2,381	1,843

Investing Activities
Purchases of property and equipment	(688)	(582)
Collections on notes receivable	—	116
Purchase of subsidiaries	—	(342)
Other	13	42
Net Cash Used In Investing Activities	(675)	(766)

Financing Activities
Net (repayments on) proceeds from line of credit	(674)	379
Net repayments on other debt obligations	(1,223)	(1,086)
Net Cash Used In Financing Activities	(1,897)	(707)

(Decrease) Increase in Cash and Cash Equivalents	(191)	370
Cash and Cash Equivalents at Beginning of Period	1,567	1,781
Cash and Cash Equivalents at End of Period	$1,376	$2,151

Supplemental cash flow disclosure:
Interest paid	$307	$310

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
June 30, 2006
(Unaudited)

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in Maxco's annual report on Form 10-K for the year ended March 31, 2006 filed July 14, 2006.

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

During the prior two fiscal years, debt previously in default has been refinanced and management believes that the Company’s exposures relative to outstanding guarantees have been significantly reduced. The Company’s ability to meet its short term and long term debt service and other obligations (including compliance with financial covenants) will continue to be dependent upon its future operating performance. This dependency will be subject to financial, business and other factors, certain of which, such as prevailing economic conditions, are beyond the Company’s control. The Company believes that funds generated by its operations, funds available under existing credit facilities, and funds that could be available under other credit facilities will be sufficient to finance near term capital needs, as well as to fund existing operations for the reasonably foreseeable future. Additionally, the Company has long term equity investments and real estate held for sale that could be liquidated to meet its debt service requirements.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2006	2005
NUMERATOR:	(in thousands, except per share data)
Net income	$1,520	$329
Preferred stock dividends	(133)	(102)
Numerator for basic and diluted earnings per share—
income available to common stockholders	$1,387	$227
DENOMINATOR:
Denominator for basic and diluted earnings per
share—weighted average shares	3,454	3,454

BASIC AND DILUTED EARNINGS PER SHARE	$0.40	$0.07

NOTE 3 - RESTRICTED CASH

At March 31, 2006 the Company had restricted cash of $750,000 held as collateral under its $2.0 million debt facility. Subsequent to June 30, 2006, the Company has renegotiated this debt facility to a $1.75 million line of credit with no restricted cash.

NOTE 4 - COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended
	June 30,
	2006	2005
	(in thousands)
Net income	$1,520	$329
Unrealized gain on swap agreement	—	15
Comprehensive income	$1,520	$344

NOTE 5 - INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

	June 30,	March 31,
	2006	2006
	(in thousands)
Identifiable Assets:
Heat treating	$27,424	$27,292
Corporate and other	2,429	2,618
Investments and advances	4,215	4,215
Total Identifiable Assets	$34,068	$34,125

	Three Months Ended
	June 30,
	2006	2005
	(in thousands)
Net Sales:
Heat treating	$12,576	$11,448
Corporate and other	—	—
Total Net Sales	$12,576	$11,448

Operating Earnings (Loss):
Heat treating	$2,207	$1,306
Corporate and other	(402)	(624)
Total Operating Earnings	$1,805	$682

Depreciation and Amortization Expense:
Heat treating	$776	$745
Corporate and other	1	7
Total Depreciation and Amortization Expense	$777	$752

Capital Expenditures:
Heat treating	$688	$575
Corporate and other	—	7
Total Capital Expenditures	$688	$582

Accounting policies of the business segments are consistent with those described in the summary of significant accounting policies (see Note 1).

Identifiable assets are those assets that are used to carry out Maxco’s operations in its heat treating segment. Corporate assets are principally cash, notes receivable, and investments.

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

NOTE 6 - DEBT

At June 30, 2006 the Company’s wholly owned subsidiary, Atmosphere Annealing, Inc. (Atmosphere), had a $6 million line of credit facility. This facility is secured by Atmosphere’s assets. The amount that can be borrowed under this facility is dependent on certain accounts receivable levels at Atmosphere. At June 30, 2006, based on these specific collateral levels, Atmosphere could borrow up to $4.5 million under its line of credit, approximately $849,000 of which was borrowed. The agreement, which was amended December 26, 2005, matures in August 2007 and, as such, outstanding borrowings are recorded as long term in the accompanying consolidated balance sheets.

In addition, the Company has a debt facility of $1.75 million that requires interest only payments and matures in August 2006.

A summary of the Company’s debt obligations as of June 30, 2006 and March 31, 2006 is as follows:

	June 30,	March 31,
	2006	2006
Short term obligations:	(in thousands)
Notes payable (various interest rates)	$1,414	$1,414
	$1,414	$1,414

Long term obligations:
Term notes (various variable interest rates)	$2,517	$2,741
Revolving line of credit (LIBOR + 1.25%)	849	1,523
Mortgage notes payable (various variable interest rates)	4,834	4,914
Equipment purchase contracts and capitalized lease obligations (various interest rates)	1,125	2,043
Subordinated debt (fixed rate of 10.00%)	346	346
	9,671	11,567
Less current maturities	3,574	4,436
	$6,097	$7,131

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

The Company has committed to pay the $8.5 million due under the settlement agreement by the required September 1, 2006 date. The Company has received a commitment from a lender to finance the $8.5 million and is in the process of finalizing the required documentation. Management estimates that the fair value of the building is $7.7 million. The Company recorded the $800,000 difference between the fair value and the amount due under the settlement agreement as an impairment charge in the fourth quarter of fiscal 2006.

Management estimates the maximum exposure under the guarantee to American is approximately $5.0 million if the Company fails to pay the amount due under the settlement agreement. In addition, the Company agreed to indemnify Max A. Coon, chairman and president of the Company, for any amount he would be required to pay for a $1.7 million guarantee resulting from the sale of its major real estate portfolio. In total, management estimates the amounts of these guarantees to be up to $6.7 million.

The Company does not believe that there is any unusual degree of risk related to the indemnification of these guarantees made by Max Coon because of sufficient underlying asset values supporting the respective debt obligation and other conditions of such indemnification; as such, no amounts have been accrued for such guarantees as of June 30, 2006.

NOTE 7 - FEDERAL INCOME TAXES

The Company assumed the utilization of net operating loss carryforwards to offset taxable income in the first three months of fiscal 2007. The Company amended its March 31, 2002 Federal income tax return to reflect the write offs of its investment in its discontinued affiliate, Foresight, Inc.’s stock, amounts the Company was required to pay as guarantor of Foresight’s banking agreement, and certain other advances to Foresight. As a result of this amendment, the Company received a federal income tax refund of approximately $790,000 which is recorded in accrued taxes payable at June 30, 2006. The Company is currently under audit by the Internal Revenue Service (IRS) and while the auditing agent has initially denied the claim, the Company is appealing the agent’s position to the Appeals Office of the IRS. While management believes that the facts and tax law support the claim, this matter is not yet settled. Accordingly, the Company has recorded the refund in accrued taxes payable.

NOTE 8 - PREFERRED STOCK DIVIDENDS

Effective January 1, 2002, the Maxco Board of Directors suspended the payment of dividends on all preferred stock. These dividend payments have been accrued in the accompanying financial statements and totaled approximately $2.0 million at June 30, 2006.

NOTE 9 - INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

	June 30,	March 31,
	2006	2006
	(in thousands)
Raw materials	$242	$314
Work in progress	470	700
Finished goods	10	34
	$722	$1,048

The Company ordinarily does not take title to the customer parts received for processing; accordingly, such parts are not included in these consolidated financial statements.

NOTE 10 - REAL ESTATE INVESTMENT (DISCONTINUED AND HELD FOR SALE)

Maxco has effective ownership interests ranging from 31-50% in primarily two LLC’s that have been involved in the development and ownership of real estate in central Michigan. In 2003, the Company’s affiliated entity, L/M Associates II, sold substantially all of the properties in its real estate portfolio. Pursuant to the terms of the sale agreement, in July 2004, L/M Associates (L/M) exercised its option to require the managing member of the acquiring entity to repurchase L/M’s 16% interest in the acquiring entity. To date this requirement has not been satisfied and L/M Associates is working with the managing member of the acquiring entity to resolve this issue. In addition, the managing member of the acquiring entity, during the fourth quarter of fiscal 2006, listed the applicable properties for sale with a major real estate firm.

NOTE 11 - ACCOUNTS RECEIVABLE AND PAYABLE—RELATED PARTIES

Accounts receivable, related parties consist primarily of unsecured cash advances to officers, stockholders, and affiliates. Certain of the amounts are non-interest bearing. The ultimate settlement of the balances is generally expected to be made in cash, although not necessarily within the next year.

The Company’s former Vice President, Chief Financial Officer and Treasurer is indebted to the Company in the amount of approximately $190,000, including accrued interest, as of June 30, 2006. The indebtedness was incurred at various times prior to April 2002 for the purchase of affiliate company stock and personal use. The Company is discussing a payment plan for the repayment of the indebtedness by the individual.

In April 2004 the Company entered into an incentive agreement with the President of its wholly-owned subsidiary Atmosphere Annealing, Inc. The agreement provides for compensation to the officer based on the increased value, as defined, of the subsidiary by March 31, 2006. The incentive is equal to 1% of the first $25 million in value plus 10% above that base amount. At the option of Maxco the incentive is payable in cash or its equivalent in stock of Atmosphere Annealing, Inc. held by Maxco. As party to the agreement, Maxco, Inc. recognized incentive compensation expense on a pro-rata basis under the terms of the agreement. The Company charged approximately $600,000 related to this compensation during the year ended March 31, 2005. As of March 31, 2006, the amount accrued was $2.0 million, including $1.4 million charged to operations during the year then ended. No further compensation was charged to operations subsequent to March 31, 2006.

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

Included in accrued wages is $579,000 and $517,000 at June 30, 2006 and March 31, 2006, respectively, that is due Mr. Coon. Included in accounts payable is $81,000 and $86,000 at June 30, 2006 and March 31, 2006, respectively, that is due to entities in which Mr. Coon has an interest.

NOTE 12 - ABANDONMENT OF DEREGISTRATION

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

During fiscal 2006, the Company performed the impairment tests of its goodwill, indefinite-long-lived intangibles, and other long-lived assets required by relevant accounting standards. The Company's tests indicated that the fair value of its heat treating segment, which was determined by using discounted cash flows and market multiples, exceeded the carrying value. As a result, the Company did not record an impairment charge for this segment in the accompanying financial statements. The Company will continue to perform an impairment review on an annual basis (or more frequently if impairment indicators arise).

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

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash provided by operating activities amounted to $2.4 million for the three months ended June 30, 2006. Earnings, after non-cash adjustments, generated $2.3 million while changes in working capital components generated $84,000.

Investing activities during the period used cash of $675,000, primarily due to Atmosphere’s purchase of approximately $688,000 of equipment during the quarter.

Cash used in financing activities amounted to $1.9 million during the three months ended June 30, 2006. Atmosphere repaid approximately $674,000 on its line of credit. The Company had repayments of $1.2 million on other debt obligations.

Overall, the Company’s working capital deficit (defined as current assets less current liabilities) decreased from $7.7 million at March 31, 2006 to $7.2 million at June 30, 2006.

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

At June 30, 2006, the 2,410,183 shares of Integral Vision common stock that Maxco owns had an aggregate fair value of approximately $2.3 million. Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented as the Company maintains representation on Integral Vision’s Board of Directors.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to 2005

Net sales increased to $12.6 million compared to $11.4 million in last year’s first quarter. First quarter results reflect operating income of $1.8 million compared to $682,000 for the comparable period in 2005. Net income was $1.5 million or $0.40 per share after preferred dividends assuming dilution compared to last year’s income of $329,000 or $0.07 per share after preferred dividends assuming dilution.

Sales and operating earnings for the three months ending June 30, 2006 and 2005 by the Company’s heat treating and corporate and other segments were as follows:

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
	Net Sales	Operating Earnings (Loss)	Net Sales	Operating Earnings (Loss)
	(in thousands)
Heat treating	$12,576	$2,207	$11,448	$1,306
Corporate and other	—	(402)	—	(624)
	$12,576	$1,805	$11,448	$682

Atmosphere experienced an increase in net sales of approximately $1.1 million. New customers generated approximately $857,000 of sales while increased volume from existing customers generated an additional $270,000.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased to $5.3 million from $4.3 million. Gross margin (gross profit as a percentage of sales) increased to 42% from 38%. The net increase in Atmosphere Annealing’s sales accounted for $427,000 of the increase in gross profit while the improvement in margin accounted for $527,000 of the increase. Atmosphere experienced decreases in employee related expenses of $115,000, maintenance of $147,000, utilities of $467,000, and general factory expenses of $200,000. Per an agreement with a certain customer, Atmosphere is required to purchase and bill the customer for the steel used in the heat treating process. The amount of steel purchased was $1.1 million higher than the prior year.

Selling, general, and administrative decreased to $2.7 million from $2.9 million in the prior year period as a result of the following factors: Employee related costs at Atmosphere increased $50,000 while building rental decreased $19,000, and legal and other professional services decreased $21,000. In the prior year, Maxco recognized $253,000 of compensation expense under the terms of an incentive agreement with the President of Atmosphere and a retention agreement with the former Vice President of the Company. No such compensation was recognized in the current year.

As a result of the above, operating earnings increased to $1.8 million from $682,000 in last year’s comparable period.

Despite a higher average interest rate on the Company’s borrowings, interest expense decreased $43,000 from the prior year due to lower borrowing levels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. Approximately $2.8 million of Maxco’s debt carries a fixed rate of interest. The Company had total outstanding variable rate short and long term borrowings of $7.2 million at June 30, 2006. A 1% increase from the prevailing interest rates at June 30, 2006 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by approximately $71,000 based on principal balances at June 30, 2006.

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

MAXCO, INC.

Date: August 14, 2006	By:	/s/ LAWRENCE O. FIELDS
Lawrence O. Fields, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)