Form 10-Q
period 2006-09-30
MAXCO INC
filed 2006-11-20
CIK 78966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock	3,454,039 shares

MAXCO, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	September 30,	March 31,
	2006	2006
	(Unaudited)	(Restated)
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$400	$738
Restricted cash	-	750
Accounts and notes receivable	166	132
Prepaid expenses and other	8	38
Assets of business held for sale	27,021	27,325
Total Current Assets	27,595	28,983

Property and Equipment
Office equipment and fixtures	160	160
Allowances for depreciation	(150)	(147)
	10	13

Other Assets
Building held for sale	7,947	-
Real estate held for sale	2,900	2,900
Real estate investments held for sale	1,427	627
Investments	630	688
Notes and contracts receivable, including related parties, and other (net of allowance)	581	915
	13,485	5,130

	$41,090	$34,126

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Maxco, Inc. and Subsidiaries

	September 30,	March 31,
	2006	2006
	(Unaudited)	(Restated)
	(in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$1,226	$1,414
Accounts payable	228	280
Employee compensation	818	835
Incentive compensation	2,026	2,026
Taxes, interest, and other liabilities	4,764	4,520
Current maturities of long-term obligations	443	3,120
Liabilities of business held for sale	15,636	11,018
Total Current Liabilities	25,141	23,213

Long-Term Obligations, Less Current Maturities	5,157	1,116
Total Liabilities	30,298	24,329

Stockholders' Equity
Preferred stock:
Series Three: 10% cumulative redeemable, $60 face
value; 14,784 shares issued	678	678
Series Four: 10% cumulative redeemable, $51.50 face
value; 46,414 shares issued	2,390	2,390
Series Five: 10% cumulative redeemable, $120 face
value; 6,648 shares issued	798	798
Series Six: 10% cumulative callable, $160 face
value; 7,812.5 shares issued	1,250	1,250
	5,116	5,116
Common stock, $1 par value; 10,000,000 shares
authorized, 3,454,039 shares issued and outstanding	3,454	3,454
Retained earnings	2,222	1,227
Total Stockholders' Equity	10,792	9,797

	$41,090	$34,126

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)
	Three Months Ended September 30,
	2006	2005
	(in thousands, except per share data)
Net Sales	$11,004	$11,396
Costs and Expenses:
Cost of sales and operating expenses	6,640	7,312
Selling, general and administrative	3,200	2,893
Depreciation and amortization	801	780
	10,641	10,985
Operating Income	363	411
Other Income (Expense)
Investment, interest, and other income, net	3	37
Gain on sale of assets	(4)	-
Interest expense	(563)	(384)
Income (Loss) Before Equity in Loss of Affiliates	(201)	64
Equity in loss of affiliates	(58)	-
Net Income (Loss)	(259)	64
Less preferred stock dividends	(133)	(102)
Net Loss Applicable to Common Stock	$(392)	$(38)

Net Loss Per Common Share—Basic and Diluted	$(0.11)	$(0.01)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Six Months Ended September 30,
	2006	2005
	(in thousands, except per share data)
Net Sales	$23,580	$22,844
Costs and Expenses:
Cost of sales and operating expenses	13,928	14,426
Selling, general and administrative	5,906	5,793
Depreciation and amortization	1,578	1,532
	21,412	21,751
Operating Income	2,168	1,093
Other Income (Expense)
Investment, interest, and other income, net	28	35
Gain on sale of assets	(4)	2
Interest expense	(873)	(737)
Income Before Equity in Loss of Affiliates	1,319	393
Equity in loss of affiliates	(58)	-
Net Income	1,261	393
Less preferred stock dividends	(266)	(204)
Net Income Applicable to Common Stock	$995	$189

Net Income Per Common Share—Basic and Diluted	$0.29	$0.05

See notes to condensed consolidated financial statements.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Maxco, Inc. and Subsidiaries
(Unaudited)

	Number of Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Totals
	(in thousands, except number of common shares outstanding)

Balances at April 1, 2006	3,454,039	$5,116	$3,454	$1,227	$9,797
Net income and comprehensive income for the six month period				1,261	1,261
Preferred stock dividends				(266)	(266)
Balances at September 30, 2006	3,454,039	$5,116	$3,454	$2,222	$10,792

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Six Months Ended September 30,
	2006	2005
		(Restated)
	(in thousands)
Operating Activites
Net income	$1,261	$393
Adjustments to reconcile net income to net cash
provided by operating activites:
Change in net assets of business held for sale	4,922	(277)
Equity in net loss of affiliate	58	-
Loss on investment	-	30
Gain on sale of assets	-	(2)
Depreciation and other non-cash charges	3	14
(Increase) in accounts receivable	352	(14)
(Increase) decrease in prepaid expenses and other	30	(58)
Increase (decrease) in accounts payable and other current liabilities	(1,279)	67
Net Cash Provided By Operating Activities	5,347	153

Investing Activities
Purchase of building	(8,500)	-
Purchases of equipment and building improvements	(247)	(13)
Collections on notes receivable	-	125
Purchase of subsidiary	-	(142)
Sale of buildings	-	278
Other	(53)	(4)
Net Cash (Used In) Provided By Investing Activities	(8,800)	244

Financing Activities
Repayments on line of credit	(750)	-
Proceeds from long term financing	4,375	-
Net repayments on other debt obligations	(1,260)	(455)
Net Cash Provided By (Used In) Financing Activities	2,365	(455)

Decrease in Cash and Cash Equivalents	(1,088)	(58)
Cash and Cash Equivalents at Beginning of Period	1,488	1,638
Cash and Cash Equivalents at End of Period	$400	$1,580

Supplemental cash flows disclosure:
Interest paid	$284	$439

See notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
September 30, 2006
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

The Company has included the balance sheet of Capital Center Associates (“CCA”) in the accompanying financial statements as required by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” due to Maxco’s guarantee of CCA’s debt, Maxco’s loan to CCA, and Maxco’s management control of CCA’s building (see Note 6).

The accompanying financial statements as of March 31, 2006 and for all corresponding periods of the previous fiscal year have been restated as required by Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to reflect Maxco’s wholly-owned subsidiary Atmosphere Annealing, Inc. (“AAI”) as an asset held for sale due to receiving a non-binding letter of interest from a bona-fide, third party purchaser to acquire substantially all the assets of AAI. The proposed transaction is subject to various conditions and may not occur or may not be completed in a timely manner. In the event either party to the agreement does not receive the necessary regulatory or shareholder approvals, or other conditions to the closing are not satisfied, the sale will not be completed.

Certain other amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
NUMERATOR:
Net income (loss)	$(259)	$64	$1,261	$393
Preferred stock dividends	(133)	(102)	(266)	(204)
Numerator for basic and diluted earnings per share—income (loss) available to common stockholders	$(392)	$(38)	$995	$189
DENOMINATOR:
Denominator for basic and diluted earnings per
share—weighted average shares	3,447	3,447	3,447	3,447

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.11)	$(0.01)	$0.29	$0.05

NOTE 3 - RESTRICTED CASH

At March 31, 2006 the Company had restricted cash of $750,000 held as collateral under its $2.0 million debt facility. On August 11, 2006, the Company renegotiated this debt facility to a $1.75 million line of credit with no restricted cash.

NOTE 4 - COMPREHENSIVE INCOME

The components of comprehensive income for the three and six months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Net income (loss)	$(259)	$64	$1,261	$393
Unrealized gain on swap agreement	-	14	-	29
Comprehensive income (loss)	$(259)	$78	$1,261	$422

NOTE 5 - INDUSTRY SEGMENT INFORMATION

The following summarizes Maxco’s industry segment information:

	September 30,	March 31,
	2006	2006
	(in thousands)
Identifiable Assets:
Assets held for sale	$39,295	$30,852
Investments	630	688
Corporate and other	1,165	2,586
Total Identifiable Assets	$41,090	$34,126

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Net Sales:
Heat treating	$11,004	$11,396	$23,580	$22,844
Corporate and other	-	-	-	-
Total Net Sales	$11,004	$11,396	$23,580	$22,844

Operating Earnings (Loss):
Heat treating	$1,191	$1,061	$3,398	$2,367
Corporate and other	(828)	(650)	(1,230)	(1,274)
Total Operating Earnings	$363	$411	$2,168	$1,093

Depreciation and Amortization Expense:
Heat treating	$799	$773	$1,575	$1,518
Corporate and other	2	7	3	14
Total Depreciation and Amortization Expense	$801	$780	$1,578	$1,532

Capital Expenditures:
Heat treating	$1,088	$400	$1,776	$975
Corporate and other	247	6	247	13
Total Capital Expenditures	$1,335	$406	$2,023	$988

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

NOTE 6 - DEBT

On August 10, 2006, the Company refinanced its real estate held for sale. The $1.6 million of proceeds from the refinancing were used to retire other debt obligations. In addition, on August 11, 2006 the Company renegotiated its $2.0 million debt facility to a $1.75 million line of credit that requires interest only payments and matures in August 2007. At September 30, 2006, $1.0 million was borrowed under this line of credit.

A summary of the Company’s debt obligations as of September 30, 2006 and March 31, 2006 is as follows:

	September 30,	March 31,
	2006	2006
		(Restated)
	(in thousands)
Short term obligations:
Notes payable (various interest rates)	$226	$1,414
Revolving line of credit (prime + 1.25%)	1,000	-
	$1,226	$1,414

Long term obligations:
Mortgage notes payable (various variable interest rates)	$4,370	$1,950
Equipment purchase contracts and capitalized lease obligations (various interest rates)	884	1,940
Subordinated debt (fixed rate of 10.00%)	346	346
	5,600	4,236
Less current maturities	443	3,120
	$5,157	$1,116

Liabilities of business held for sale

Included in liabilities of business held for sale were the following debt instruments:

At September 30, 2006 Atmosphere Annealing, Inc. (“AAI”), had a $6 million line of credit facility. This facility is secured by AAI’s assets. The amount that can be borrowed under this facility is dependent on certain accounts receivable levels at AAI. At September 30, 2006, based on these specific collateral levels, AAI could borrow up to $3.6 million under its line of credit, approximately $187,000 of which was borrowed. The facility matures in August 2008.

AAI had a separate $7.2 million line of credit facility secured by its equipment. At September 30, 2006 approximately $4.6 million was borrowed under this line of credit. The line of credit matures in March 2007.

Settlement Agreement Resolution

Effective October 27, 2005, the Company entered into a Settlement Agreement with American Realty Equities, Inc. (“ARE”), Capital Center Associates, LLC, (“CCA), L/M Associates, LLC (“L/M”) and Max A. Coon relating to property and the related mortgage on such property owned by CCA. CCA is majority owned by L/M which is 50% owned by Maxco, Inc.

The Settlement Agreement relates to a promissory note dated February 21, 2001, which was in default and guaranteed by Max A. Coon, the Company’s President and Chief Executive Officer, and others. ARE purchased the interest of Charter One Bank as lender of the promissory note which was in the original principal amount of approximately $10 million. On August 11, 2005, the Company agreed to indemnify Max A. Coon for any amounts he would be required to pay as result of personal guarantees he had on the Company’s real estate entities that were made for the sole benefit of the Company. ARE commenced an action in March 2005 to foreclose the construction mortgage and an action to enforce the guarantee against Max Coon and the other guarantors.

Without admitting any liabilities or fault, and to avoid the expense and uncertainties of litigation, the parties settled the litigation as detailed in the Settlement Agreement.

In summary, the Settlement Agreement stated that the total amount to be paid to ARE was $8.5 million if paid on or before September 1, 2006.

On August 30, 2006 payment was made to ARE as required under the Settlement Agreement. To pay this commitment to ARE, the Company was party to the following agreements:

1.
On August 30, 2006, Maxco, Inc. guaranteed a Mortgage Loan Agreement (the “Agreement”) for $2,775,000 between The Huntington National Bank (“HNB”) and CCA. In addition to Maxco, Inc., other guarantors named are L/M and Max A. Coon. The Agreement, which is secured by a first mortgage on a commercial building in Lansing, Michigan (“CCA Building”), calls for CCA to make 60 monthly payments of principal and interest of $22,363.76 plus a final payment of the remaining principal and any accrued interest on September 15, 2011 to HNB. Maxco, Inc. and the other guarantors would be liable for payment to HNB should CCA default.

2.
The Company’s wholly-owned subsidiary, Atmosphere Annealing, Inc. (“AAI”), as part of refinancing of its debt with its principal lender, provided the Company with $5,761,333.25 as part of an intercompany demand note toward fulfilling the commitment to ARE. The $5,761,333.25, which was advanced under loan agreements with AAI’s principal lender, is collateralized by certain assets of AAI including real estate and equipment.

3.
On August 30, 2006, CCA, L/M and the Company agreed that the Company loan the $5,761,333.25 to CCA to fulfill the commitment to ARE. The loan to CCA by the Company is evidenced by a demand note, secured by a second mortgage on the CCA Building in favor of the Company, and guaranteed by L/M.

As a result of the settlement, the Company has included the balance sheet of CCA in the accompanying financial statements since the date of acquisition effective August 30, 2006 (See Note 1). The operating results of CCA were immaterial for the one month ended September 30, 2006.

Indemnification Matters

The Company agreed to indemnify Max A. Coon, chairman and president of the Company, for any amount he would be required to pay for a $1.7 million guarantee resulting from the sale of its major real estate portfolio. The Company does not believe that there is any unusual degree of risk related to the indemnification of this guarantee made by Max Coon because of sufficient underlying asset values supporting the respective debt obligation and other conditions of such indemnification; as such, no amounts have been accrued for such guarantees as of September 30, 2006.

NOTE 7 - FEDERAL INCOME TAXES

The Company assumed the utilization of net operating loss carryforwards to offset taxable income in the first six months of fiscal 2007. The Company amended its March 31, 2002 Federal income tax return to reflect the write offs of its investment in its discontinued affiliate, Foresight, Inc.’s stock, amounts the Company was required to pay as guarantor of Foresight’s banking agreement, and certain other advances to Foresight. As a result of this amendment, the Company received a federal income tax refund of approximately $790,000 which is recorded in accrued taxes payable at September 30, 2006. The Company is currently under audit by the Internal Revenue Service (IRS) and while the auditing agent has initially denied the claim, the Company is appealing the agent’s position to the Appeals Office of the IRS. While management believes that the facts and tax law support the claim, this matter is not yet settled. Accordingly, the Company has recorded the refund in accrued taxes payable.

NOTE 8 - PREFERRED STOCK DIVIDENDS

Effective January 1, 2002, the Maxco Board of Directors suspended the payment of dividends on all preferred stock. These dividend payments have been accrued in the accompanying financial statements and totaled approximately $2.2 million at September 30, 2006.

NOTE 9 - INVENTORIES

Inventories, which are included in assets of business held for sale, are stated at the lower of first-in, first-out cost or market and consisted of the following:

	September 30,	March 31,
	2006	2006
	(in thousands)
Raw materials	$197	$314
Work in progress	664	700
Finished goods	32	34
	$893	$1,048

The Company ordinarily does not take title to the customer parts received for processing; accordingly, such parts are not included in these consolidated financial statements.

NOTE 10 - REAL ESTATE INVESTMENTS HELD FOR SALE

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

NOTE 11 - NOTES AND CONTRACTS RECEIVABLE, INCLUDING RELATED PARTIES, AND OTHER

Accounts receivable, related parties consist primarily of unsecured cash advances to officers, stockholders, and affiliates. Certain of the amounts are non-interest bearing. The ultimate settlement of the balances is generally expected to be made in cash, although not necessarily within the next year. The Company recorded a general reserve of $386,000 due to the uncertain collectibility of certain notes and contracts receivable.

The Company’s former Vice President, Chief Financial Officer and Treasurer is indebted to the Company in the amount of approximately $192,000, including accrued interest, as of September 30, 2006. The indebtedness was incurred at various times prior to April 2002 for the purchase of affiliate company stock and personal use.

In April 2004 the Company entered into an incentive agreement with the President of its wholly-owned subsidiary Atmosphere Annealing, Inc. The agreement provides for compensation to the officer based on the increased value, as defined, of the subsidiary by March 31, 2006. The incentive is equal to 1% of the first $25 million in value plus 10% above that base amount. At the option of Maxco the incentive is payable in cash or its equivalent in stock of Atmosphere Annealing, Inc. held by Maxco. As party to the agreement, Maxco, Inc. recognized incentive compensation expense on a pro-rata basis under the terms of the agreement. The Company charged approximately $600,000 related to this compensation during the year ended March 31, 2005. As of March 31, 2006, the amount accrued was $2.0 million, including $1.4 million charged to operations during the year then ended. No further compensation was charged to operations subsequent to March 31, 2006. However, the compensation committee is considering an additional discretionary amount based on the sale price of AAI if a transaction is consummated.

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

Included in accrued wages is $477,000 and $517,000 at September 30, 2006 and March 31, 2006, respectively, that is due Mr. Coon. Included in accounts payable is $49,000 and $86,000 at September 30, 2006 and March 31, 2006, respectively, that is due to entities in which Mr. Coon has an interest.

NOTE 12 - RECEIPT OF NON-BINDING LETTER OF INTEREST TO ACQUIRE SUBSTANTIALLY ALL THE ASSETS OF ATMOSPHERE ANNEALING, INC.

On August 16, 2006 Maxco received a preliminary, non-binding letter of interest from a bona-fide, third party purchaser to acquire substantially all the assets of Maxco’s wholly owned subsidiary, Atmosphere Annealing, Inc. (“AAI”) for cash. Under the preliminary proposal, the purchaser would agree to purchase substantially all of the operating assets of AAI other than cash and specifically agreed upon items. The transaction is subject to comprehensive due diligence. Other than normal operating liabilities, the purchaser would not assume any liabilities for borrowed money as well as certain other liabilities including product, tax, and environmental liabilities, if any. It is expected that upon the sale of AAI, all interest bearing liabilities of AAI would be paid out of the proceeds from the sale. The balance of such liabilities as of September 30, 2006 was $11.4 million.

Completion of the transaction is subject to various conditions, including completion of a full investigation of AAI’s business by the potential purchaser, negotiation and entry into a definitive purchase agreement, required approvals including Board and Shareholder approval by Maxco, Inc. (“Maxco”), and possibly obtaining consents from regulatory authorities. Accordingly, while management reasonably believes that the sale of AAI to this prospective purchaser will be consummated; there can be no assurance that the transaction will be consummated.

As part of the agreement, Maxco agreed to terminate discussions with all other third parties interested in the acquisition of AAI for a period of forty-five (45) days from the date of the agreement in order to afford the prospective purchaser an opportunity to conduct confirmatory due diligence throughout the exclusivity period. Maxco also agreed not to sell, transfer, or otherwise dispose of the assets to be purchased or to commence new discussions with other third parties.

On October 4, 2006 Maxco received a revised non-binding letter of interest extending the exclusivity period another thirty (30) days. On November 10, 2006 the parties agreed to extend the exclusivity period through November 30, 2006.

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

The accompanying financial statements as of March 31, 2006 and for all corresponding periods of the previous fiscal year have been restated as required by Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to reflect Maxco’s wholly-owned subsidiary Atmosphere Annealing, Inc. (“AAI”) as an asset held for sale due to receiving a non-binding letter of interest from a bona-fide, third party purchaser to acquire substantially all the assets of AAI. The proposed transaction is subject to various conditions and may not occur or may not be completed in a timely manner. In the event either party to the agreement does not receive the necessary regulatory or shareholder approvals, or other conditions to the closing are not satisfied, the sale will not be completed.

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

Material Trends and Uncertainties

There have been no changes to material trends and uncertainties since March 31, 2006. Refer to Maxco, Inc.’s Form 10-K filed on July 14, 2006.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash provided by operating activities amounted to $5.3 million for the six months ended September 30, 2006. Net income after non-cash adjustments generated $1.3 million while net changes in accounts receivable, prepaid expenses, and accounts payable and other current liabilities used $897,000. The change in net assets of the Company’s business held for sale generated $4.9 million.

Investing activities during the period used cash of $8.8 million, primarily due to CCA’s $8.5 million purchase of a building. As a result of a settlement agreement the Company is including the operations of CCA in the accompanying financial statements (see Note 6—Debt—Settlement Agreement Resolution). CCA used cash of $247,000 for improvements to the building.

Cash provided by financing activities amounted to $2.4 million during the six months ended September 30, 2006. CCA borrowed $2.8 million for the purchase of a building. The Company’s discontinued operation, Atmosphere Annealing, Inc., provided $5.7 million to the Company to fund the remaining portion of the purchase of CCA’s building (see Note 6—Debt—Settlement Agreement Resolution). The Company refinanced its real estate held for sale and received $1.6 million. The proceeds from the refinancing were used to repay short term debt and other obligations. Maxco repaid $200,000 when it renegotiated a short term obligation to a line of credit. The Company paid down on its line of credit by $750,000. Maxco repaid its remaining obligation of approximately $900,000 to CJC leasing (See Note 11). Other repayments on long term obligations amounted to $160,000.

Overall, the Company’s working capital (defined as current assets less current liabilities) decreased from $5.8 million at March 31, 2006 to $2.5 million at September 30, 2006.

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

At September 30, 2006, the 2,410,183 shares of Integral Vision common stock that Maxco owns had an aggregate fair value of approximately $1.4 million. Maxco’s investment in Integral Vision is reflected in Maxco’s financial statements under the equity method for all periods presented as the Company maintains representation on Integral Vision’s Board of Directors.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to 2005

Net sales decreased to $11.0 million compared to $11.4 million in last year’s second quarter. Second quarter results reflect operating income of $363,000 compared to $411,000 for the comparable period in 2005. Net loss was $259,000 or $0.11 per share after preferred dividends assuming dilution compared to last year’s income of $64,000 or a loss of $0.01 per share after preferred dividends assuming dilution.

Sales and operating earnings for the three months ending September 30, 2006 and 2005 by the Company’s heat treating and corporate and other segments were as follows:

	Three Months Ended		Three Months Ended
	September 30, 2006		September 30, 2005
		Operating		Operating
	Net Sales	Earnings (Loss)	Net Sales	Earnings (Loss)
	(in thousands)
Heat treating	$11,004	$1,191	$11,396	$1,061
Corporate and other	-	(828)	-	(650)
	$11,004	$363	$11,396	$411

AAI experienced a decrease in net sales of approximately $392,000. Net sales volume from existing customers decreased by $866,000, of which $453,000 was from a certain major customer. An expanded customer base generated an additional $474,000 of net sales in the current year.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased to $4.4 million from $4.1 million. Gross margin (gross profit as a percentage of sales) increased to 40% from 36%. The improvement in gross margin increased gross profit by $421,000 while the decrease in AAI’s net sales reduced gross profit by $140,000. AAI experienced decreases in employee related expenses of $220,000, natural gas of $142,000, maintenance of $135,000, and general factory supplies of $91,000.

Selling, general, and administrative increased to $3.2 million from $2.9 million in the prior year period. Maxco recorded a general reserve of $386,000 due to the uncertain collectibility of certain notes and contracts receivable. AAI experienced increases in employee related expenses of $162,000. Maxco’s employee salary and other employee related expenses decreased $76,000. In 2005, Maxco recognized $175,000 of compensation expense under the terms of an incentive agreement with the President of AAI.

As a result of the above, operating earnings decreased to $363,000 from $411,000 in last year’s comparable period.

Investment, interest, and other income (loss), net decreased from $37,000 to $3,000. In 2005, the Company recorded income of $26,000 from consulting services that the Company provides to Integral Vision.

Interest expense increased from $384,000 to $563,000. In August 2006, AAI expensed approximately $330,000 of deferred financing costs as a result of debt refinancing.

Equity in net loss of affiliates consists of Maxco’s share of the operating results of 50% or less owned entities accounted for under the equity method. On a consolidated basis, equity in net loss of affiliates was $58,000, net of tax, in the quarter ended September 30, 2006.

Six Months Ended September 30, 2006 Compared to 2005

Net sales increased to $23.6 million compared to $22.8 million in last year’s comparable period. Results from this period reflect operating earnings of $2.2 million compared to $1.1 million for the comparable period in 2005. Net income was $1.3 million or $0.29 per share after preferred dividends assuming dilution compared to last year’s $393,000 or $0.05 per share after preferred dividends assuming dilution.

Sales and operating earnings for the six months ended September 30, 2006 and 2005 by the Company’s heat treating and corporate and other segments were as follows:

	Six Months Ended		Six Months Ended
	September 30, 2006		September 30, 2005
		Operating		Operating
	Net Sales	Earnings (Loss)	Net Sales	Earnings (Loss)
	(in thousands)
Heat treating	$23,580	$3,398	$22,844	$2,367
Corporate and other	-	(1,230)	-	(1,274)
	$23,580	$2,168	$22,844	$1,093

AAI experienced an increase in net sales of approximately $736,000. A certain major customer generated an additional $679,000. Net sales volume from other existing customers decreased by $1.3 million. An expanded customer base generated an additional $1.3 million of net sales in the current year.

Consolidated gross profit (net sales less cost of sales and operating expenses) increased to $9.7 million from $8.4 million. Gross margin (gross profit as a percentage of sales) increased to 41% from 37%. The increase in AAI’s net sales accounted for $271,000 of the increase in gross profit while the improvement in margin accounted for $964,000. AAI experienced decreases in employee related expenses of $333,000, natural gas of $592,000, maintenance of $288,000, and general factory supplies of $203,000. Per an agreement with a certain customer, AAI is required to purchase and bill the customer for the steel used in the heat treating process. The amount of steel purchased was $1.1 million higher than the prior year.

Selling, general, and administrative increased to $5.9 million from $5.8 million in the prior year period. Maxco recorded a general reserve of $386,000 due to the uncertain collectibility of certain notes and contracts receivable. In 2005, Maxco recognized $350,000 of compensation expense under the terms of an incentive agreement with the President of AAI. Maxco’s employee salary and other employee related expenses decreased $132,000. Maxco’s employee salary and other employee related expenses decreased $132,000. Maxco’s legal and other professional expenses increased approximately $45,000. AAI experienced increases in employee related expenses of $226,000. AAI’s legal and other professional expenses decreased approximately $52,000.

As a result of the above, operating earnings increased to $2.2 million from $1.1 million in last year’s comparable period.

Investment, interest, and other income (loss), net decreased from $35,000 to $28,000.

Interest expense increased from $737,000 to $873,000. In August 2006, AAI expensed approximately $330,000 of deferred financing costs as a result of debt refinancing.

Equity in net loss of affiliates consists of Maxco’s share of the operating results of 50% or less owned entities accounted for under the equity method. On a consolidated basis, equity in net loss of affiliates was $58,000, net of tax, in the six months ended September 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. Approximately $5.4 million of Maxco’s debt carries a fixed rate of interest. The Company had total outstanding variable rate short and long term borrowings of $12.9 million at September 30, 2006. A 1% increase from the prevailing interest rates at September 30, 2006 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by approximately $129,000 based on principal balances at September 30, 2006.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A Risk Factors

There are no changes in those disclosed at March 31, 2006.

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

10.39	Business Loan Agreement between Capitol National Bank and Maxco, Inc. dated August 11, 2006.

10.40	Amended and Restated Credit Agreement between Atmosphere Annealing, Inc. and Huntington National Bank dated August 28, 2006.

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXCO, INC.

Date: November 20, 2006	/s/ LAWRENCE O. FIELDS
Lawrence O. Fields, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)