Form 10-Q
period 2006-12-31
MAXCO INC
filed 2007-02-16
CIK 78966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2006

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2007

Common Stock	3,454,039 shares

MAXCO, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
December 31, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	December 31,	March 31,
	2006	2006
	(Unaudited)	(Restated)
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$290	$738
Restricted cash	-	750
Accounts and notes receivable	133	132
Prepaid expenses and other	39	38
Assets of discontinued business	25,504	27,325
Total Current Assets	25,966	28,983

Building held for sale	7,918	-
Real estate held for sale	2,871	2,900
Real estate investments held for sale	1,427	627
Investments	555	688
Notes and contracts receivable, including related parties, and other (net of allowance)	563	915
Property and equipment, net	8	13

TOTAL ASSETS	$39,308	$34,126

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Maxco, Inc. and Subsidiaries

	December 31,	March 31,
	2006	2006
	(Unaudited)	(Restated)
	(in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$1,326	$1,414
Accounts payable	240	280
Employee compensation	822	835
Incentive compensation	2,026	2,026
Taxes, interest, and other liabilities	4,879	4,520
Current maturities of long-term obligations	434	3,120
Liabilities of discontinued business	14,145	11,018
Total Current Liabilities	23,872	23,213

Long-Term Obligations, Less Current Maturities	5,134	1,116
Total Liabilities	29,006	24,329

Stockholders' Equity
Preferred stock:
Series Three: 10% cumulative redeemable, $60 face
value; 14,784 shares issued	678	678
Series Four: 10% cumulative redeemable, $51.50 face
value; 46,414 shares issued	2,390	2,390
Series Five: 10% cumulative redeemable, $120 face
value; 6,648 shares issued	798	798
Series Six: 10% cumulative callable, $160 face
value; 7,812.5 shares issued	1,250	1,250
	5,116	5,116
Common stock, $1 par value; 10,000,000 shares
authorized, 3,454,039 shares issued and outstanding	3,454	3,454
Retained earnings	1,732	1,227
Total Stockholders' Equity	10,302	9,797

	$39,308	$34,126

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Three Months Ended December 31,
	2006	2005
		(Restated)
	(in thousands, except per share data)
Revenue and Gains:
Rental income	$262	$37
Investment and other income (loss), net	(30)	26
Interest income	4	1
	236	64
Costs and Expenses:
Selling, general and administrative	610	781
Interest expense	412	220
Depreciation and amortization	100	7
	1,122	1,008
Operating Loss	(886)	(944)

Other Income (Expense)
Gain on sale of assets	-	34
Loss From Continuing Operations Before Federal Income Taxes	(886)	(910)
Federal income tax benefit	171	218
Loss From Continuing Operations	(715)	(692)
Income from discontinued operations, net of tax	357	452
Net Loss	(358)	(240)
Less preferred stock dividends	(133)	(102)
Net Loss Applicable to Common Stock	$(491)	$(342)

Net Income (Loss) Per Common Share—Basic and Diluted
Continuing operations	$(0.24)	$(0.23)
Discontinued operations	0.10	0.13
	$(0.14)	$(0.10)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Nine Months Ended December 31,
	2006	2005
		(Restated)
	(in thousands, except per share data)
Revenue and Gains:
Rental income	$306	$94
Investment and other income	55	49
Equity in loss of affiliates, net of tax	(58)	-
Interest income	60	20
	363	163
Costs and Expenses:
Selling, general and administrative	1,928	2,088
Interest expense	818	648
Depreciation and amortization	105	24
	2,851	2,760
Operating Loss	(2,488)	(2,597)

Other Income (Expense)
Gain on sale of assets	-	69
Loss From Continuing Operations Before Federal Income Taxes	(2,488)	(2,528)
Federal income tax benefit	1,131	890
Loss From Continuing Operations	(1,357)	(1,638)
Income from discontinued operations, net of tax	2,261	1,791
Net Loss	904	153
Less preferred stock dividends	(399)	(306)
Net Loss Applicable to Common Stock	$505	$(153)

Net Income (Loss) Per Common Share—Basic and Diluted
Continuing operations	$(0.50)	$(0.56)
Discontinued operations	0.65	0.52
	$0.15	$(0.04)

See notes to condensed consolidated financial statements.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Maxco, Inc. and Subsidiaries
(Unaudited)

	Number of Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Totals
	(in thousands, except number of common shares outstanding)

Balances at April 1, 2006	3,454,039	$5,116	$3,454	$1,227	$9,797
Net income for the nine month period				904	904
Preferred stock dividends				(399)	(399)
Balances at December 31, 2006	3,454,039	$5,116	$3,454	$1,732	$10,302

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Nine Months Ended December 31,
	2006	2005
		(Restated)
	(in thousands)
Operating Activites
Net income	$904	$153
Income from discontinued operations	(2,261)	(1,791)
Loss from continuing operations	(1,357)	(1,638)
Amounts provided by discontinued operation	7,209	1,242
Adjustments to reconcile net income to net cash
provided by operating activites:
Equity in net loss of affiliate	58	-
Gain on sale of assets	-	(69)
Loss on investment	-	30
Depreciation and other non-cash charges	105	24
Decrease (increase) in accounts receivable	385	(32)
(Increase) decrease in prepaid expenses and other	(1)	(19)
Increase (decrease) in accounts payable and other current liabilities	(1,282)	890
Net Cash Provided By Operating Activities	5,117	428

Investing Activities
Purchase of building	(8,500)	-
Purchases of equipment and building improvements	(287)	(13)
Collections on notes receivable	135	143
Purchase of subsidiary	-	(142)
Sale of buildings	-	409
Other	(95)	(63)
Net Cash (Used In) Provided By Investing Activities	(8,747)	334

Financing Activities
Repayments on line of credit	(850)	-
Proceeds from long term financing	4,375	-
Net repayments on other debt obligations	(1,093)	(593)
Net Cash Provided By (Used In) Financing Activities	2,432	(593)

(Decrease) Increase in Cash and Cash Equivalents	(1,198)	169
Cash and Cash Equivalents at Beginning of Period	1,488	1,638
Cash and Cash Equivalents at End of Period	$290	$1,807

Supplemental cash flows disclosure:
Interest paid	$380	$649
Conversion of debt to preferred stock	-	1,250

See notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maxco, Inc. and Subsidiaries
December 31, 2006
(Unaudited)

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
The accompanying financial statements of Maxco, Inc. (the “Company”) as of March 31, 2006 and for all corresponding periods of the previous fiscal year have been restated as required by Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to reflect Maxco’s wholly-owned subsidiary Atmosphere Annealing, Inc. (“AAI”) as a discontinued operation. On February 1, 2007, Maxco, Inc. sold substantially all of the assets of AAI and BCGW, Inc. (“BCGW”), the wholly owned subsidiary of AAI, pursuant to the terms of the Asset Sale and Purchase Agreement dated December 13, 2006 among Maxco, Inc, a Michigan corporation, Quanex Technologies, Inc., a Delaware corporation, Quanex Corporation, a Delaware corporation, AAI, a Michigan corporation, and BCGW, a Michigan corporation (the “Transaction”)(see Note 9).

The Company has included the balance sheet and operating results of Capital Center Associates (CCA) in the accompanying financial statements as required by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” due to Maxco’s guarantee of CCA’s debt, Maxco’s loan to CCA, and Maxco’s management control of CCA’s building (see Note 4).

Following the Transaction, Company operations will consist of rental and other income from the operations of Capital Center Associates and the Ledges real estate investment. In addition to its interest in certain real estate investments, the Company has investments in Integral Vision, Inc, Phoenix Financial Group, Robinson Oil, Provant Inc., and other miscellaneous assets. Management will continue its efforts to resolve outstanding liabilities and prosecute and pursue other claims as appropriate that the Company may have against third parties. Management also intends to evaluate and potentially explore all available strategic and operational alternatives. Management will continue to work to maximize stockholder interests with a goal of returning value to the Company’s stockholders. Although the Company’s board of directors has not yet made any determination, the alternatives then may include redemption of part or all outstanding preferred shares (having approximately $7.4 million outstanding face value and accrued dividends as of December 31, 2006), dissolution and liquidation of Maxco, Inc., a going private transaction effected through a reverse stock split, a tender offer, or otherwise in order to reduce the costs associated with being a public company, an extraordinary dividend, or other transactions to maximize stockholder value and manage our outstanding liabilities.

During the prior two fiscal years, debt previously in default has been refinanced and management believes that the Company’s exposures relative to outstanding guarantees have been significantly reduced. The Company believes that the funds generated by the sale of the operating assets of Atmosphere Annealing, Inc. will be sufficient to meet its short term and long term debt service and other obligations, as well as to fund continuing operations for the reasonably foreseeable future.

Certain other amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation. See Note 4.

Summary of Significant Accounting Policies
The accompanying unaudited, condensed, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, other than the sale of the assets of AAI, all adjustments (consisting only of normal recurring accruals and valuation adjustments) and reclassifications considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2006 filed July 14, 2006.

The results of continuing operations for the interim periods presented are not necessarily indicative of the results for the full year.

NOTE 2 - EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
		2005		2005
	2006	Restated	2006	Restated
	(in thousands, except per share data)
NUMERATOR:
Loss from continuing operations	$(715)	$(692)	$(1,357)	$(1,638)
Income from discontinued operation	357	452	2,261	1,791
Net (loss) income	(358)	(240)	904	153
Preferred stock dividends	(133)	(102)	(399)	(306)
Numerator for basic and diluted earnings per share—
income (loss) available to common stockholders	$(491)	$(342)	$505	$(153)

DENOMINATOR:
Denominator for basic and diluted earnings per
share—weighted average shares	3,454	3,454	3,454	3,454

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.24)	$(0.23)	$(0.50)	$(0.56)
Discontinued operations	0.10	0.13	0.65	0.52
	$(0.14)	$(0.10)	$0.15	$(0.04)

NOTE 3 - RESTRICTED CASH
At March 31, 2006 the Company had restricted cash of $750,000 held as collateral under its $2.0 million debt facility. On August 11, 2006, the Company renegotiated this debt facility to a $1.75 million line of credit with no restricted cash.

NOTE 4 - DEBT
On August 10, 2006, the Company refinanced its real estate held for sale. The $1.6 million of proceeds from the refinancing were used to retire other debt obligations. In addition, on August 11, 2006 the Company renegotiated its $2.0 million debt facility to a $1.75 million line of credit that requires interest only payments and matures in August 2007. At December 31, 2006, $1.1 million was borrowed under this line of credit.

A summary of the Company’s debt obligations, all of which relate to continuing operations, as of December 31, 2006 and March 31, 2006 is as follows:

	December 31,	March 31,
	2006	2006
		(Restated)
	(in thousands)
Short term obligations:
Notes payable (various interest rates)	$226	$1,414
Revolving line of credit (prime + 1.25%)	1,100	-
	$1,326	$1,414

Long term obligations:
Mortgage notes payable (various variable interest rates)	$4,338	$1,950
Equipment purchase contracts and capitalized lease obligations (various interest rates)	884	1,940
Subordinated debt (fixed rate of 10.00%)	346	346
	5,568	4,236
Less current maturities	434	3,120
	$5,134	$1,116

Settlement Agreement Resolution
Effective October 27, 2005, the Company entered into a Settlement Agreement with American Realty Equities, Inc. (“ARE”), Capital Center Associates, LLC, (“CCA”), L/M Associates, LLC (“L/M”) and Max A. Coon relating to property and the related mortgage on such property owned by CCA. CCA is majority owned by L/M which is 50% owned by Maxco, Inc.

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

2.
The Company’s wholly-owned subsidiary, AAICO, Inc. (formerly known as Atmosphere Annealing, Inc.), as part of refinancing of its debt with its principal lender, provided the Company with $5,761,333.25 as part of an intercompany demand note toward fulfilling the commitment to ARE. The $5,761,333.25, which was advanced under loan agreements with AAICO, Inc.’s principal lender, was collateralized by certain assets of AAICO, Inc. including real estate and equipment. As a result of the sale of the operating assets of Atmosphere Annealing, Inc., this amount was repaid on February 2, 2007.

3.
On August 30, 2006, CCA, L/M and the Company agreed that the Company loan the $5,761,333.25 to CCA to fulfill the commitment to ARE. The loan to CCA by the Company is evidenced by a demand note, secured by a second mortgage on the CCA Building in favor of the Company, and guaranteed by L/M.

As a result of the settlement, the Company has included the balance sheet and operating results of CCA in the accompanying financial statements since the date of acquisition effective August 30, 2006 (See Note 1).

Indemnification Matters
The Company agreed to indemnify Max A. Coon, chairman and president of the Company, for any amount he would be required to pay for a $1.7 million guarantee resulting from the sale of its major real estate portfolio. The Company does not believe that there is any unusual degree of risk related to the indemnification of this guarantee made by Max Coon because of sufficient underlying asset values supporting the respective debt obligation and other conditions of such indemnification; as such, no amounts have been accrued for such guarantees as of December 31, 2006.

NOTE 5 - FEDERAL INCOME TAXES
The Company assumed the utilization of net operating loss carryforwards to offset taxable income in the first nine months of fiscal 2007. The Company amended its March 31, 2002 Federal income tax return to reflect the write offs of its investment in its discontinued affiliate, Foresight, Inc.’s stock, amounts the Company was required to pay as guarantor of Foresight’s banking agreement, and certain other advances to Foresight. As a result of this amendment, the Company received a federal income tax refund of approximately $790,000 which is recorded in accrued taxes payable at December 31, 2006. The Company is currently under audit by the Internal Revenue Service (IRS) and while the auditing agent has initially denied the claim, the Company is appealing the agent’s position to the Appeals Office of the IRS. While management believes that the facts and tax law support the claim, this matter is not yet settled. Accordingly, the Company has recorded the refund in accrued taxes payable.

The effective tax rate utilized to calculate the applicable tax provision (benefit) requires management to make certain estimates, judgments, and assumptions. These estimates, judgments, and assumptions are believed to be reasonable based on information available at that time. To the extent these estimates, judgments, and assumptions differ from that which actually occurs during the course of the year, the tax provision (benefit) can be materially affected. During the fourth quarter of fiscal year 2007, the Company sold its operating subsidiary of which, at this time, all known tax implications are yet to be determined.

NOTE 6 - PREFERRED STOCK DIVIDENDS
Effective January 1, 2002, the Maxco Board of Directors suspended the payment of dividends on all preferred stock. These dividend payments have been accrued in the accompanying financial statements and totaled approximately $2.3 million at December 31, 2006 (see Note 9).

NOTE 7 - REAL ESTATE INVESTMENTS HELD FOR SALE
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

NOTE 8 - NOTES AND CONTRACTS RECEIVABLE, INCLUDING RELATED PARTIES, AND OTHER
Accounts receivable, related parties consist primarily of unsecured cash advances to officers, stockholders, and affiliates. Certain of the amounts are non-interest bearing. The ultimate settlement of the balances is generally expected to be made in cash, although not necessarily within the next year. In the second quarter, the Company recorded a general reserve of $386,000 due to the uncertain collectibilty of certain notes and contracts receivable.

The Company’s former Vice President, Chief Financial Officer and Treasurer is indebted to the Company in the amount of approximately $195,000, including accrued interest, as of December 31, 2006. The indebtedness was incurred at various times prior to April 2002 for the purchase of affiliate company stock and personal use.

In April 2004 the Company entered into an incentive agreement with the President of its wholly-owned subsidiary Atmosphere Annealing, Inc. The agreement provides for compensation to the officer based on the increased value, as defined, of the subsidiary by March 31, 2006. The incentive is equal to 1% of the first $25 million in value plus 10% above that base amount. At the option of Maxco the incentive is payable in cash or its equivalent in stock of Atmosphere Annealing, Inc. held by Maxco. As party to the agreement, Maxco, Inc. recognized incentive compensation expense on a pro-rata basis under the terms of the agreement. The Company charged approximately $600,000 related to this compensation during the year ended March 31, 2005. As of March 31, 2006, the amount accrued was $2.0 million, including $1.4 million charged to operations during the year then ended. An additional $1.4 million of incentive compensation will be deducted from the sale price of AAI (see Note 9).

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

Included in accrued wages is $410,000 and $517,000 at December 31, 2006 and March 31, 2006, respectively, that is due Mr. Coon. Included in accounts payable is $43,000 and $86,000 at December 31, 2006 and March 31, 2006, respectively, that is due to entities in which Mr. Coon has an interest.

NOTE 9 - SUBSEQUENT EVENT
On February 1, 2007, Maxco, Inc. sold substantially all of the assets of Atmosphere Annealing, Inc. (“AAI”), the wholly owned subsidiary of Maxco, Inc., and BCGW, Inc. (“BCGW”), the wholly owned subsidiary of AAI, pursuant to the terms of the Asset Sale and Purchase Agreement dated December 13, 2006 among Maxco, Inc, a Michigan corporation, Quanex Technologies, Inc., a Delaware corporation, Quanex Corporation, a Delaware corporation, AAI, a Michigan corporation, and BCGW, a Michigan corporation.

MACSTEEL Atmosphere Annealing, Inc. (formerly known as Quanex Technologies, Inc.), a wholly owned subsidiary of Quanex Corporation, acquired substantially all of the operating assets of AAI and BCGW for $57.5 million in cash (the “Transaction”), net of an adjustment for the estimated net working capital of AAI as of January 31, 2007. There were two escrows established from the sale proceeds. An escrow of $2.0 million is to last for a minimum of 3 years and up to 4 years, depending on satisfaction of certain conditions, to assure compliance with our environmental warranties. An escrow of $3 million is to be held for 18 months to assure the accuracy of representations and warranties, including any environmental claims that exceed the $2 million environmental escrow. Other than the assumption of normal operating liabilities, MACSTEEL Atmosphere Annealing, Inc. did not assume any liabilities for borrowed money or certain other liabilities including certain product liabilities, tax and environmental liabilities. Assets excluded from the transaction included cash, cash equivalents, certain corporate records, all tax benefits and rights to refunds, all rights relating to borrowed money, related party receivables, and all rights to prepaid insurance and insurance deposits.

As part of the closing of the Transaction, certain outstanding liabilities secured by the assets of AAI and BCGW were required to be paid, which were approximately $10.9 million. In addition, the Company estimates that net federal and state income taxes will be approximately $11 million, and closing costs and other costs and obligations in connection with the closing will be approximately $5.2 million.

The Company has other outstanding obligations including preferred stock and related dividends (totaling approximately $7.4 million as of December 31, 2006) and other obligations which will be required to be settled as well as ongoing operating expenses.

Sales and operating earnings for AAI for the three and nine months ended December 31, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(in thousands)
Net sales	$10,031	$11,144	$33,611	$33,988
Operating earnings	$576	$833	$3,974	$3,200

The results of operations for this unit have been reported separately as a discontinued operation in the consolidated statements of operations for the current and corresponding prior periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting method or its application is generally accepted, management selects the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires the Company’s management to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions pertaining to the accounting policies described below.

Principles of Consolidation and Transactions with Affiliates
The consolidated financial statements include the accounts of Maxco, Inc. and its majority owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. During the third quarter investments were considered held for sale and therefore the carrying amounts are based on their fair value less selling costs. The Company reviews its investments to determine if the value shows a decline that has been deemed other than temporary and records impairment charges as applicable.

The accompanying financial statements as of March 31, 2006 and for all corresponding periods of the previous fiscal year have been restated as required by Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to reflect Maxco’s wholly-owned subsidiary Atmosphere Annealing, Inc. (“AAI”) as a discontinued operation. On February 1, 2007, Maxco, Inc. sold substantially all of the assets of AAI and BCGW, Inc. (“BCGW”), the wholly owned subsidiary of AAI, pursuant to the terms of the Asset Sale and Purchase Agreement dated December 13, 2006 among Maxco, Inc, a Michigan corporation, Quanex Technologies, Inc., a Delaware corporation, Quanex Corporation, a Delaware corporation, AAI, a Michigan corporation, and BCGW, a Michigan corporation (the “Transaction”)(see Note 9 to condensed consolidated financial statements).

Revenue Recognition
Rental revenue is recognized on a straight-line basis over the lease term, regardless of when the rent payments are received. The difference between recognized rental income and rental cash receipts is recorded as either a receivable or a liability, as applicable, on the condensed consolidated balance sheets. SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company believes its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles.

MATERIAL CHANGES IN FINANCIAL CONDITION
Cash provided by operating activities amounted to $5.1 million for the nine months ended December 31, 2006. Net loss from continuing operations, after non-cash adjustments, used $1.2 million while net changes in accounts receivable, prepaid expenses, and accounts payable and other current liabilities used $898,000. The Company received $7.2 million in advances from its discontinued operation primarily to fund CCA’s purchase of a building (see Note 4).

Investing activities during the period used cash of $8.7 million, primarily due to CCA’s $8.5 million purchase of a building. As a result of a settlement agreement the Company is including the operations of CCA in the accompanying financial statements (see Note 4—Debt—Settlement Agreement Resolution). CCA used cash of $287,000 for improvements to the building.

Cash provided by financing activities amounted to $2.4 million during the nine months ended December 31, 2006. CCA borrowed $2.8 million for the purchase of a building. The Company’s discontinued operation, Atmosphere Annealing, Inc., provided $5.7 million to the Company to fund the remaining portion of the purchase of CCA’s building (see Note 4—Debt—Settlement Agreement Resolution). The Company refinanced its real estate held for sale and received $1.6 million. The proceeds from the refinancing were used to repay short term debt and other obligations. Maxco repaid $200,000 when it renegotiated a short term obligation to a line of credit. The Company paid down on its line of credit by $850,000. Maxco repaid its remaining obligation of approximately $900,000 to CJC leasing (See Note 8). Other repayments on long term obligations amounted to $193,000.

Overall, the Company’s working capital deficit (defined as current assets less current liabilities of continuing operations) decreased from $10.5 million at March 31, 2006 to $9.3 million at December 31, 2006.

The Company believes that the funds generated by the sale of the operating assets of Atmosphere Annealing, Inc. will be sufficient to meet its short term and long term debt service and other obligations, as well as to fund continuing operations for the reasonably foreseeable future.

At December 31, 2006, the 2,410,183 shares of Integral Vision common stock that Maxco owns had an aggregate fair value of approximately $1.6 million.

RESULTS OF CONTINUING OPERATIONS
Three Months Ended December 31, 2006 Compared to 2005
Rental income increased from $37,000 to $262,000 as the Company began recognizing the operating results of Capital Center Associates effective September 1, 2006. Third quarter results reflect an operating loss of $886,000 compared to a loss of $944,000 for the comparable period in 2005. Loss from continuing operations was $715,000 compared to a loss of $692,000. Net loss was $358,000 or a loss of $0.14 per share after preferred dividends assuming dilution compared to last year’s net loss of $240,000 or a loss of $0.10 per share after preferred dividends assuming dilution.

Investment and other income (loss), net decreased from income of $26,000 to a loss of $30,000. The Company recognized losses totaling $30,000 in 2006 on its real estate investments held for sale. In the prior year quarter, the Company recorded income of $26,000 from consulting services that the Company provided to Integral Vision.

Selling, general, and administrative decreased $171,000 to $610,000 from $781,000 in the prior year period. The Company recognized $163,000 of additional expenses as it began recognizing the operating results of Capital Center Associates. Employee salary and other employee related expenses decreased $44,000 primarily as a result of staff reduction. In the prior year, Maxco recognized $175,000 of compensation expense under the terms of an incentive agreement with the President of AAI and $75,000 of compensation expense under the terms of a retention agreement with the former Vice President of the Company.

Interest expense increased from $220,000 to $412,000. The Company expensed approximately $220,000 of interest related to the financing of CCA’s building. No such interest was paid in the prior year period. Other interest expense decreased $34,000 due to reduced borrowing levels.

Depreciation expense increased from $7,000 to $100,000 primarily as a result of the inclusion of the operating results of Capital Center Associates.

As a result of the above, operating loss decreased to $886,000 from $944,000 in last year’s comparable period.

Nine Months Ended December 31, 2006 Compared to 2005
Rental income increased from $94,000 to $306,000 as the Company began recognizing the operating results of Capital Center Associates effective September 1, 2006. Results from this period reflect an operating loss of $2.5 million compared to a loss of $2.6 million for the comparable period in 2005. Loss from continuing operations was $1.4 million compared to a loss of $1.6 million. Net income was $904,000 or $0.15 per share after preferred dividends assuming dilution compared to last year’s $153,000 or a loss of $0.04 per share after preferred dividends assuming dilution.

Investment and other income increased from $49,000 to $55,000. The Company recognized losses totaling $30,000 in 2006 on its real estate investments held for sale. In 2006 the Company recorded $83,000 in income as a result of a discount for early payment on an obligation. In the prior year quarter, the Company recorded income of $79,000 from consulting services that the Company provided to Integral Vision. Also in 2005, the Company recorded an impairment charge of $30,000 related to its investment in Robinson Oil.

Equity in net loss of affiliates consists of Maxco’s share of the operating results of 50% or less owned entities accounted for under the equity method. On a consolidated basis, equity in net loss of affiliates was $58,000, net of tax, in the nine months ended December 31, 2006.

Interest income increased to $60,000 from $20,000 in 2005. The Company recognized interest of $30,000 earned on a CD held as restricted cash which matured during the quarter ended September 30, 2006. The Company collected a note receivable and received $20,000 in interest in September 2006.

Selling, general, and administrative decreased $160,000 to $1.9 million from $2.1 million in the prior year period. The Company recognized $163,000 of additional expenses as it began recognizing the operating results of Capital Center Associates. The Company recorded a general reserve of $386,000 due to the uncertain realizabilty of certain assets. Employee salary and other employee related expenses decreased $176,000 primarily as a result of staff reduction. In the prior year, Maxco recognized $525,000 of compensation expense under the terms of an incentive agreement with the President of AAI and $75,000 of compensation expense under the terms of a retention agreement with the former Vice President of the Company.

Interest expense increased from $648,000 to $818,000. The Company expensed approximately $285,000 of interest related to the financing of CCA’s building. No such interest was paid in the prior year period. Other interest expense decreased $143,000 due to reduced borrowing levels.

Depreciation expense increased from $24,000 to $105,000 primarily as a result of the inclusion of the operating results of certain real estate investments in the current quarter.

As a result of the above, operating loss decreased to $2.5 million from $2.6 million in last year’s comparable period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. Approximately $1.5 million of Maxco’s debt carries a fixed rate of interest. The Company had total outstanding variable rate short and long term borrowings of $5.5 million at December 31, 2006. A 1% increase from the prevailing interest rates at December 31, 2006 on the unhedged variable rate portion of the Company’s short and long-term borrowings would increase interest expense on an annualized basis by approximately $55,000 based on principal balances at December 31, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders was held on January 30, 2007. The matters voted upon and the results of those votes were as follows:

1.
To approve and adopt the sale of substantially all of the assets of the Company’s wholly owned subsidiary, Atmosphere Annealing, Inc. (“AAI”), and AAI’s wholly owned subsidiary, BCGW, Inc. (“BCGW”) to Quanex Technologies, Inc., the wholly owned subsidiary of Quanex Corporation, pursuant to the terms of the Asset Purchase Agreement, dated as of December 13, 2006, by and among Maxco, Inc., AAI, BCGW, Quanex Technologies, Inc. and Quanex Corporation.

For	Against	Abstain
3,262,321	897	634

2.	Election of five (5) members to the board of directors of Maxco, Inc.
	For	Withheld

Max A. Coon	3,676,189	3,421
Sanjeev Deshpande	3,669,909	9,701
Joel I. Ferguson	3,659,709	19,901
David R. Layton	3,660,199	19,411
Samuel O. Mallory	3,676,279	3,331

Item 5. Other Information

None

Item 6. Exhibits

3	Restated Articles of Incorporation are hereby incorporated from Form 10-Q dated February 13, 1998.

3.1	By-laws are hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

3.2	First Amendment to the By-laws is hereby incorporated by reference from Form 8-K dated November 14, 2005.

4.2	Resolution establishing Series Three Preferred Shares is hereby incorporated by reference from Form S-4 dated November 4, 1991 (File No. 33-43855).

4.3	Resolution authorizing the redemption of Series Two Preferred Stock and establishing Series Four Preferred Stock and the terms of the subordinated notes is hereby incorporated by reference from Form 10-Q dated February 14, 1997.

4.4	Resolution establishing Series Five Preferred Shares is hereby incorporated by reference from Form 10-K dated June 5, 1997.

4.5	Resolution establishing Series Six Preferred Shares is hereby incorporated by reference from Form 10-K dated June 23, 1999.

10.1	Incentive stock option plan adopted August 15, 1983, including the amendment (approved by shareholders August 25, 1987) to increase the authorized shares on which options may be granted by two hundred fifty thousand (250,000), up to five hundred thousand (500,000) shares of the common stock of the company is hereby incorporated by reference from the registrant's annual report on Form 10-K for the fiscal year ended March 31, 1988.

10.11	Asset purchase agreement for the purchase of Atmosphere Annealing, Inc. is hereby incorporated by reference from Form 8-K dated January 17, 1997.

10.18	Maxco, Inc. 1998 Employee Stock Option Plan is hereby incorporated by reference from Form 10-Q dated November 12, 1998.

10.29	Obligor assignment agreement among Contractor Supply Incorporated, Maxco, Inc., and Ersco Corporation dated November 14, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.30	Stock purchase agreement between Ersco Corporation, Maxco, Inc., and Contractor Supply Incorporated dated November 14, 2002 is hereby incorporated by reference from Form 10-Q dated November 25, 2002.

10.34	Credit Agreement between Atmosphere Annealing, Inc. and Huntington National Bank dated November 18, 2003 is hereby incorporated by reference from Form 10-Q dated November 19, 2003.

10.36	Incentive agreement between Sanjeev Deshpande and Maxco, Inc. dated April 20, 2004 is hereby incorporated by reference from Form 10-K dated July 13, 2004.

10.37	Business Loan Agreement between Capitol National Bank and Maxco, Inc. dated May 28, 2004 is hereby incorporated by reference from Form 10-K dated July 13, 2004.

10.38	Settlement Agreement between and among American Realty Equities, Inc., Capital Center Associates, L.L.C., L/M Associates, LLC, Max A. Coon, and Maxco, Inc. dated October 27, 2005 is hereby incorporated by reference from Form 8-K dated November 2, 2005.

10.39	Business Loan Agreement between Capitol National Bank and Maxco, Inc. dated August 11, 2006 is hereby incorporated by reference from Form 10-Q dated November 20, 2006.

10.40	Amended and Restated Credit Agreement between Atmosphere Annealing, Inc. and Huntington National Bank dated August 28, 2006 is hereby incorporated by reference from Form 10-Q dated November 20, 2006.

10.41	Asset Purchase and Sale Agreement among Maxco, Inc., Atmosphere Annealing, Inc. and BCGW (as “Selling Parties”) and Quanex Corporation and Quanex Technologies, Inc. (as “Purchasing Parties”) dated December 13, 2006 is hereby incorporated by reference from Form 14A dated January 12, 2007.

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXCO, INC

Date: February 16, 2007	By:	/s/ LAWRENCE O. FIELDS
Lawrence O. Fields, Chief Financial Officer
and Treasurer (Principal Financial and
Accounting Officer)