Form 10-Q/A
period 2006-12-31
MAXCO INC
filed 2007-02-20
CIK 78966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q amends our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, originally filed with the Securities and Exchange Commission on February 16, 2006 (the “Original Filing”). We are filing this Amendment No. 1 to amend certain line item descriptions of the condensed consolidated statement of operations for the nine months ended December 31, 2006 in Part I, Item 1. Except as described in this Explanatory Note, no other changes have been made to the Original Filing, and this Amendment No. 1 does not amend or update any other information set forth in the Original Filing.

MAXCO, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
December 31, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Maxco, Inc. and Subsidiaries

	December 31,	March 31,
	2006	2006
	(Unaudited)	(Restated)
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$290	$738
Restricted cash	-	750
Accounts and notes receivable	133	132
Prepaid expenses and other	39	38
Assets of discontinued business	25,504	27,325
Total Current Assets	25,966	28,983

Building held for sale	7,918	-
Real estate held for sale	2,871	2,900
Real estate investments held for sale	1,427	627
Investments	555	688
Notes and contracts receivable, including related parties, and other (net of allowance)	563	915
Property and equipment, net	8	13

TOTAL ASSETS	$39,308	$34,126

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Maxco, Inc. and Subsidiaries

	December 31,	March 31,
	2006	2006
	(Unaudited)	(Restated)
	(in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$1,326	$1,414
Accounts payable	240	280
Employee compensation	822	835
Incentive compensation	2,026	2,026
Taxes, interest, and other liabilities	4,879	4,520
Current maturities of long-term obligations	434	3,120
Liabilities of discontinued business	14,145	11,018
Total Current Liabilities	23,872	23,213

Long-Term Obligations, Less Current Maturities	5,134	1,116
Total Liabilities	29,006	24,329

Stockholders' Equity
Preferred stock:
Series Three: 10% cumulative redeemable, $60 face
value; 14,784 shares issued	678	678
Series Four: 10% cumulative redeemable, $51.50 face
value; 46,414 shares issued	2,390	2,390
Series Five: 10% cumulative redeemable, $120 face
value; 6,648 shares issued	798	798
Series Six: 10% cumulative callable, $160 face
value; 7,812.5 shares issued	1,250	1,250
	5,116	5,116
Common stock, $1 par value; 10,000,000 shares
authorized, 3,454,039 shares issued and outstanding	3,454	3,454
Retained earnings	1,732	1,227
Total Stockholders' Equity	10,302	9,797

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,308	$34,126

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Maxco, Inc. and Subsidiaries
(Unaudited)

	Nine Months Ended December 31,
	2006	2005
		(Restated)
	(in thousands, except per share data)
Revenue and Gains:
Rental income	$306	$94
Investment and other income	55	49
Equity in loss of affiliates, net of tax	(58)	-
Interest income	60	20
	363	163
Costs and Expenses:
Selling, general and administrative	1,928	2,088
Interest expense	818	648
Depreciation and amortization	105	24
	2,851	2,760
Operating Loss	(2,488)	(2,597)

Other Income (Expense)
Gain on sale of assets	-	69
Loss From Continuing Operations Before Federal Income Taxes	(2,488)	(2,528)
Federal income tax benefit	1,131	890
Loss From Continuing Operations	(1,357)	(1,638)
Income from discontinued operations, net of tax	2,261	1,791
Net Income	904	153
Less preferred stock dividends	(399)	(306)
Net Income (Loss) Applicable to Common Stock	$505	$(153)

Net Income (Loss) Per Common Share—Basic and Diluted
Continuing operations	$(0.50)	$(0.56)
Discontinued operations	0.65	0.52
	$0.15	$(0.04)

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

MAXCO, INC

Date: February 20, 2007	/s/ LAWRENCE O. FIELDS
Lawrence O. Fields, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)